Form 10QSB
period 2006-02-28
Allmarine Consultants CORP
filed 2006-04-18
CIK 1343957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  February 28, 2006

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

                For  the  transition  period  from            to
                                                     ---------    ----------

                        Commission file number: 333-130492

                       ALLMARINE CONSULTANTS CORPORATION
                         ------------------------------
       (Exact name of small business issuer as specified in its charter)


              Nevada                                      35-2255990
  (State  or other jurisdiction of             (IRS Employer Identification No.)
  incorporation  or  organization)

                         8601 RR 2222, BLDG. 1 STE. 210
                              AUSTIN, TEXAS 78730
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (512) 689-7787
                        --------------------------------
                        (Registrant's  telephone  number)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of April 14, 2006, 9,950,000 shares of the Registrant's $0.001 par value common stock ("Common Stock") were outstanding.

     Traditional Small Business Disclosure Format (Check One) Yes ( ) No (X)

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       ALLMARINE CONSULTANTS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                              February 28,         May 31,
                                                                 2006               2005
                                                              -----------       -----------
ASSETS                                                        (Unaudited)
Current assets
  Cash                                                        $     1,446        $      100
  Other Current Assets                                                250                 -
                                                              -----------        ----------
Total Assets                                                  $     1,696        $      100
                                                              ===========        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable & accrued expenses                         $     1,359        $        -
  Advances from related parties                                    19,000               400
                                                              -----------        ----------
     Total current liabilities                                     20,359               400
                                                              -----------        ----------

Commitments

STOCKHOLDERS' DEFICIT:

  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, 0 shares issued and outstanding                          -                 -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 9,950,000 and 9,000,000 shares issued
   and outstanding, respectively
  Additional paid in capital                                       25,576                 -
  Deficit accumulated during the development stage                (54,189)           (9,300)
     Total stockholders' deficit                                  (18,663)             (300)
                                                              -----------        ----------

Total Liabilities and Stockholders' Deficit                   $     1,696        $      100
                                                              ===========        ==========

   The accompanying notes are an integral part of these financial statements.

                       ALLMARINE CONSULTANTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006
        AND PERIOD FROM MAY 19, 2005 (INCEPTION) THROUGH FEBRUARY 28, 2006
                                   (UNAUDITED)

                                        Three Months     Nine Months     Inception
                                            Ended          Ended          Through
                                         February 28,    February 28,   February 28,
                                            2006            2006            2006
                                         -----------     -----------    ------------
Operating expenses:
General and administrative               $    22,598     $    44,880    $     54,180
                                         -----------     -----------    ------------
Loss from operations                          22,598          44,880          54,180

Interest expense                                   9               9               9
                                         -----------     -----------    ------------

Net loss                                 $   (22,607)    $   (44,889)   $    (54,189)
                                         ===========     ===========    ============

Net loss per share:
  Basic and diluted                      $     (0.00)    $     (0.00)
                                         ===========     ===========

Weighted average shares outstanding:
  Basic and diluted                        9,950,000       9,482,271
                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements

                       ALLMARINE CONSULTANTS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED FEBRUARY 28, 2006
       AND PERIOD FROM MAY 19, 2005 (INCEPTION) THROUGH FEBRUARY 28, 2006
                                  (UNAUDITED)

                                                         Nine Months       Inception
                                                            Ended           Through
                                                         February 28,     February 28,
                                                            2006              2006
                                                       -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $     (44,889)   $      (54,189)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Common shares issued for services                              -             9,000
    Stock warrants issued for service                          2,776             2,776
Changes in:
  Accounts receivable & other assets                            (250)             (250)
  Accounts payable & accrued liabilities                       1,359             1,359
                                                       -------------    --------------
NET CASH USED IN OPERATING ACTIVITIES                        (41,004)          (41,304)
                                                       -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock issued for cash                                     23,750            23,750
    Payments to related parties                               (1,000)           (1,000)
    Advances from related parties                             19,600            20,000
                                                       -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:                         42,350            42,750
                                                       -------------    --------------
NET CHANGE IN CASH                                             1,346             1,446
    Cash, beginning of period                                    100                 -
                                                       -------------    --------------
    Cash, end of period                                $       1,446    $        1,446
                                                       =============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $           -    $            -
  Income taxes paid                                    $           -    $            -
                                                       =============    ==============

   The accompanying notes are an integral part of these financial statements.

                        ALLMARINE CONSULTANTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Allmarine Consultants Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form SB-2, have been omitted.

NOTE 2- ADVANCES - RELATED PARTIES

Advances - related parties are from one director consisting of cash advances. As of February 28, 2006, $4,000 is outstanding. A promissory note was issued for the advance dated February 9, 2006. The note is due and payable on February 9, 2007 along with all interest accrued at a rate of four percent (4%). As of February 28, 2006, $9 of interest expense has been accrued.

NOTE 3 - RELATED PARTY TRANSACTIONS

Allmarine neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Philtex's (see note 4) president is Chris Warren, who holds 900,000 shares of our common stock.

NOTE 4 - AGREEMENTS

In August 2005 Allmarine entered into a three year agreement with Philtex, a Belize corporation, to promote, market and sell Philtex's products and services in exchange for a fee. Philtex will pay Allmarine 90% of the gross revenue from all sales which are directly attributable to Allmarine's efforts to market, promote, or sell the products on a monthly basis.

NOTE 5 - COMMITMENTS

Pursuant to the Company's Engagement Agreement with its legal counsel David M. Loev, entered into prior to the Company raising any money through its Private Placement, it agreed to issue Mr. Loev 2,700,000 shares of its common stock, warrants to purchase 125,000 shares of its common stock at $0.025 per share, and to pay Mr. Loev $25,000 for legal work to be completed in connection with its Private Placement and Form SB-2 Registration Statement. The Company has paid Mr. Loev $5,000 prior to August 31, 2005 and owed Mr. Loev $20,000 as of August 31, 2005 and $15,000 as of February 28, 2006, which is to be earned and paid to Mr. Loev in $5,000 increments as follows.

     o     $5,000 upon the Company raising a total of $50,000;
     o     $5,000 upon the Company raising a total of $75,000; and
     o     $5,000 upon the Company raising a total of $100,000.

On February 23, 2006, the Company formalized the amount due to Mr. Loev by entering into a Note Payable agreement. The note establishes that all past due amounts shall bear interest at 7% and regardless of whether the goals are met by Mr. Loev all unpaid principal and interest outstanding under this note shall be due and payable in full by the Company on May 13, 2006. As of February 28, 2006 the balance of $15,000 owed to Mr. Loev is included in the Advances - Related Parties.

The Company authorized the officer of the Company to enter into a Warrant Agreement with David Loev to issue Mr. Loev warrants to purchase 125,000 shares of the Company's common stock at the exercise price of $.025 per share according to the terms of the Warrant Agreement. The value of the warrants when granted on August 8, 2005 was $2,776. The fair value was determined using a Black-Scholes pricing model with the following assumptions: Divided yield - 0.00%, volatility
-  137%,  Risk  Free  Interest  Rate  -  4.5%,  Expected  Life  -  5  years.

NOTE  6  -  COMMON  STOCK

In the nine months ending February 28, 2006, Allmarine issued 950,000 shares of common stock as part of a private placement for $23,750 cash proceeds.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN PROVIDE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON.

BUSINESS HISTORY
------------------

We were incorporated as "Allmarine Consultants Corporation," in Nevada on May 19, 2005. To date, we have generated no revenues, have performed no services and have no clients. Through our Marketing Agreement with Philtex (explained below), we plan to specialize in the administration of ship and corporate registries, providing maritime services to ship owners and operators including registration and deletion of merchant vessels, bareboat/dual registry, registration of mortgages, classification and technical surveys such as load line and Safety of Life at Sea ("SOLAS"). Additionally, through Philtex, we plan to conduct pre-purchase, condition and cargo gear surveys, International Safety Management ("ISM") consulting and certificates, International Ship and Port Facility Security ("ISPS") implementation and certificates and we additionally offer Continuous Discharge Certificates ("CDC") for seafarers, vessel history & investigation, marine insurance, corporate formation & structure, legal services, and general consultancy to ships owners and managers. We currently plan to run all of our operations through our Marketing Agreement with Philtex Corporation, Ltd., a Dubai, United Arab Emirates corporation ("Philtex"). Philtex's president is Chris Warren, who holds 900,000 shares of our common stock. Although we have been promoting and marketing our services since the effective date of the Marketing Agreement, we have no operations as of the date of this report.

BUSINESS OPERATIONS
--------------------

According to the fundamental principles of public international law, all vessels using the high seas must possess a national character; a stateless ship enjoys no protection under international law. "Vessel registration", meaning the entry of a ship in the public records of a State, is the process by which a ship takes on a national character. Every "Flag State" maintains a register in which the particulars of merchant vessels possessing the nationality of that State are entered. Upon registration, a vessel is entitled to hoist the national flag and will be issued vessel documents attesting to its nationality.

Once a vessel is registered, there are several rights which are conferred to the vessel, including the right to diplomatic protection and consular assistance by the Flag State; the right to naval protection by the Flag State, and, in some cases, the right to engage in certain activities within the territorial waters of the Flag State (e.g. fishing or trading between the ports of the Flag State). The title of the registered owner is protected, and the priorities among persons holding security interests over the vessel, such as mortgagees, may be preserved.

Every sovereign State may decide to whom it will accord the right to fly its flag and may prescribe the rules governing such grants. Generally, the traditional maritime nations limit those who may register a vessel to nationals of that nation or to entities incorporated or organized in that nation. These "national flags" account for over 50% of the world's oceangoing fleet in terms of deadweight tonnage (Institute of Shipping Economics and Logistics Market Analysis 2005, Ownership Patterns of the World Merchant Fleet, April 2005, www.isl.org). They are protected as arms of national defense, sources of jobs, and territorial pride. Cargoes are reserved for them, fishing rights belong to them, and tax and subsidy benefits accrue to them.

Several Flag States have offered their maritime flag registration to owners from another country. These "open registers" generally offer simple registration procedures, low or nonexistent taxes, and no practical restrictions on nationality of crew.

We plan, through our Marketing Agreement with Philtex, to work under the authorization of countries who offer "open" registration of merchant ships to foreign people and companies. Through our Marketing Agreement with Philtex, we expect to market ship and corporate registration and carryout statutory requirements on behalf of the International Maritime Organization, a government body of the United Nations which regulates Flag States ("IMO") and other recognized classification societies accepted from member Flag States. Additionally, through our Marketing Agreement with Philtex, we plan to provide our clients with surveyors which are approved by port authorities in most major ports throughout the Middle East, India, Europe, and the United States of America. However, as of the date of this filing, we have generated no revenues and have no clients or customers.

The nature of the relationship between us and Philtex is limited to the terms and conditions of the Marketing Agreement (described below). Philtex and us will have complete autonomy, but will engage in similar business activities involving the registration and classification of merchant ships and company formation under various nationalities. For approximately the next six (6) to twelve (12) months, we plan to focus on building our client base in North and South America, and Philtex has agreed through the Marketing Agreement to allow us to outsource work through it, for additional fees to be paid on a sale by sale basis, during that time. Additionally, Philtex has agreed to perform the majority of the administrative duties on our ship registry services, until such time as we are able to handle our own registration processing, which we anticipate being in the 3rd or 4th quarters of 2007. Until such time as we are able to perform registration services on an independent basis apart from Philtex, we will rely on Philtex to perform such registrations.

Through Philtex we also plan to offer independent surveys, registration services, negotiating protection and claim handling. Additionally, we plan to provide our clients with ship classification services, through our Marketing Agreement with Philtex, including technical assessment, verification services as well as certification and consultancy services. We also plan to occasionally act as a broker between buyers and sellers of vessels and we plan to outsource (i.e. refer out the work to Philtex, for it to complete) marine insurance services including hull and machinery, protection and indemnification and cargo insurance, to third parties through our Marketing Agreement with Philtex.

MARKETING AGREEMENT

On August 15, 2005, we entered into a Marketing Agreement with Philtex. Pursuant to the Marketing Agreement, Philtex agreed to grant us the exclusive right to promote, market and sell Philtex's products and services to customers in North and South America (the "Americas"), where Philtex does not currently provide services; however, under the Marketing Agreement, Philtex may directly promote, market and sell its services in the Americas and/or contract with other parties to promote, market and sell its products outside of the Americas. Under the Marketing Agreement, the relationship between Philtex and us is one of an independent contractor.

Under  the  Marketing  Agreement,  Philtex  shall pay us a fee of ninety percent
(90%) of the gross revenue from all sales of Philtex's products which are directly or substantially attributable to our efforts to market, promote, or sell any of Philtex's products, regardless of whether the sale is consummated during the term of the Marketing Agreement. Philtex agreed to pay us such fee on a monthly basis.

Additionally, pursuant to the Marketing Agreement, Philtex granted us a non-exclusive revocable license to:

     (i) utilize Philtex's trade name and any trademarks and service marks associated with Philtex or Philtex's products;

     (ii) identify the origin of any of Philtex's products in advertising and promotional materials;

     (iii) reasonably use Philtex's name in advertising and promotional materials;

     (iv) provide  links  to  Philtex's  internet  site(s);  and

     (v) disclose and advertise the existence of a business relationship between the parties.

The term of the Marketing Agreement is three years, and shall renew automatically for successive one-year terms. However, the Marketing Agreement may be terminated at any time with or without cause by either party, upon delivery of written notice to the other party. Upon termination of the Marketing Agreement, each party is required to pay to the other, all compensation and monies due or which may become due, within thirty (30) days after the effective date of the termination of the Marketing Agreement.

The products and services which are subject to the Marketing Agreement include:

     o     registration  of  merchant  ships;

     o     surveying  and  technical  assessments;

     o     company  formation  and  registration;  and

     o     ship  brokerage  (sales  and  charter).

On February 22, 2006, we entered into "Amendment No. 1 to Marketing Agreement" (the "Marketing Agreement Amendment") with Philtex. The Marketing Agreement Amendment was effective as of the date of the original Marketing Agreement dated August 15, 2005. Pursuant to the Marketing Agreement Amendment, we and Philtex amended the Marketing Agreement to include a list of the services which Philtex granted us the right to promote, market and sell pursuant to the Marketing Agreement Amendment, which list was mistakenly left out of the original Marketing Agreement. Additionally, the Marketing Agreement Amendment included a provision which provided that until such time as we are able to offer services, that we may refer/outsource services through Philtex, and that in consideration for the work performed in connection with such referral that Philtex will retain a greater percentage of the gross revenues of any sale, which percentage will be determined on a sale by sale basis after taking into account Philtex's cost of services performed. Throughout this Report on Form 10-QSB, references to the Marketing Agreement include the amendments affected by the Marketing Agreement Amendment, unless otherwise stated.

Until we are able to offer services on our own, we will rely on Philtex's experience, representation agreements and government relations, and will outsource the majority of our operations through Philtex, and will retain 90% of the revenues of such operations minus a fee to be paid to Philtex which will be determined on a sale by sale basis in connection with the cost of the services performed by Philtex. After paying fees to Philtex, we anticipate retaining approximately 50% of the total revenues from any sale which we outsource through Philtex although this percentage may be greater or less depending upon our negotiations with Philtex. We hope to be able to offer our own services without the help of Philtex in approximately six (6) to twelve (12) months, at which time we still rely on Philtex's contacts and contracts through the Marketing Agreement and will pay Philtex 10% of any revenues we receive pursuant to the Marketing Agreement.

Additionally, we plan to terminate the Marketing Agreement in the future, assuming we are able to establish relationships with government bodies in certain Flag States, as well as establishing relationships with insurance companies which provide marine insurance for hull and machinery, protection and indemnity and cargo insurance, as well as contracts with surveyors. We hope to have established these relationships within approximately eighteen (18) to twenty-four (24) months, at which time we plan to offer products and services separately from Philtex and plan to terminate the Marketing Agreement at that time, pursuant to the termination provisions of the Marketing Agreement (described below under "Marketing Agreement"). If we are able to offer services on our own and terminate the Marketing Agreement, we will retain 100% of the revenues we receive, if any. We plan to receive fees from our clients at the time we are engaged by such clients.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CLIENTS

Currently, we have not generated any revenues and have no clients. We do depend heavily on our relationship with Philtex however, as all of our services are offered through our Marketing Agreement with Philtex. As of the date of this report, we have provided no services through our Marketing Agreement with Philtex, have generated no revenues and have no clients or customers.

COMPETITION

Companies in the ship registry and marine services industries compete with each other through advertisements in industry publications; internet based registration of ships and yachts; internet based formation and registration of companies, partnerships and limited liability companies, and word of mouth among ship owners, among others. The market for companies offering ship registry and other marine services is highly competitive. We expect competition to intensify in the future. Numerous well-established companies spend significant resources on marketing and advertising to individuals which we also market services to. Therefore, we may be unable to compete successfully in the marketplace and competitive pressures, including possible downward pressure on the prices we charge for our services, may adversely affect our business, results of operations and financial condition.

Under our current Marketing Agreement with Philtex, we have the exclusive right to promote, market and sell Philtex's products in the North and South America (the "Americas"). The term of the Marketing Agreement is three years, and it renews automatically for successive one-year terms. However, the Marketing Agreement may be terminated at any time with or without cause by either party, upon delivery of written notice to the other party. Because the Marketing Agreement is easily terminated by Philtex, there is a chance that Philtex will terminate the Marketing Agreement and provide its own services or through another company in the Americas. If this were to happen and we were not able to provide services without the help of Philtex, we could be forced to curtail or abandon our operations until we could find another marketing partner, if ever, which marketing partner could charge substantially more than Philtex.

EMPLOYEES

We currently have one employee, our Chief Executive Officer, Michael Chavez, who manages our operations and who works for us approximately 40-50 hours per week.

PATENTS,  TRADEMARKS  AND  LICENSES

We have no patents, trademarks or licenses.

NEED  FOR  GOVERNMENT  APPROVAL

Government appointments are critical in the ship registry industry as give companies the right to market and sell the registry of a particular country. We do not individually hold any appointments and are not able to offer any registries on our own; however, through our Marketing Agreement with Philtex (as described above in greater detail under "Marketing Agreement"), we are able to act through Philtex and use Philtex's government authorizations and private agreements to allow us to offer registration in several flag states to our clients including the countries of Panama, Belize, Tonga, Vanuatu, and the Democratic Peoples Republic of Korea.

                               PLAN OF OPERATIONS
                             ---------------------

We are currently funded solely through our shareholders. We believe that we can continue our operations, which operations currently include working to solicit business and establishing contracts, for approximately six to eight months through funding provided by our existing shareholders, if we are unable to raise revenues through our Marketing Agreement with Philtex. This estimate assumes that we keep our expenses at their current levels as our Chief Executive Officer and sole employee, Michael Chavez draws no salary and provides us office space free of charge, and as a result of our low overhead. Additionally, it is anticipated that Mr. Chavez will provide us with additional funding if required, of which there is no assurance.

We currently plan to outsource (i.e. refer out the work to Philtex, for it to complete) all of our services to Philtex, with whom we have a Marketing
Agreement (as described above); however; the Marketing Agreement may be terminated by either party at any time, with or without cause, upon written notice to the other party. If Philtex was to stop providing us with outsourcing services, we could be forced to curtail or abandon our business operations.

We currently have limited operations which include working to establish contacts and solicit business. We have been promoting and marketing our services since the effective date of the Marketing Agreement with Philtex, however, we have not generated any revenues, and have not performed any services under the Marketing Agreement and have no clients as of the date of this report. We believe that it takes time for any new company with limited experience, which is offering services in a new industry, such as the Marine Services industry, to gain acceptance in the industry and generate relationships and eventually revenues. As such, we anticipate beginning to generate revenues and outsource the majority of our operations through Philtex in approximately the 2nd quarter of 2006. We plan to pay Philtex additional fees in connection with their outsourcing of certain work on a sale by sale basis (as described above under "Marketing Agreement"). We anticipate retaining approximately 50% of the total revenues from any sale which we outsource through Philtex which percentage may be greater or less depending upon our negotiations with Philtex. We anticipate the average cost of each sale, including registry services, insurance brokering and surveying to be approximately $20,000 to $25,000. In approximately six (6) to twelve (12) months, we hope to be able to offer services on our own, using only Philtex's contacts, and not refer such business directly to Philtex to complete, at which time we will receive 90% of the revenues received through such sales pursuant to the Marketing Agreement.

Additionally, we have plans to generate revenues separate from Philtex, in approximately the 3rd or 4th quarter of 2007, if we are able to add clients and contracts, and raise additional capital to operate separate from Philtex, of which there is no assurance, at which time we plan to terminate the Marketing Agreement pursuant to the termination provisions of the Marketing Agreement (described above under "Marketing Agreement").

RESULTS  OF  OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006.

The Company had no revenues for the three months ended February 28, 2006.

The Company had operating expenses of $22,598 for the three months ended February 28, 2006 which consisted solely of general and administration expenses which included amounts paid in attorney's fees, in connection with our Form SB-2 Registration Statement filing and amendments thereto; the review of our financial statements by our independent auditors in connection with our Form SB-2 Registration Statement, and amendments thereto; the preparation of our financial statements by a certified public accountant; and Edgar filing fees in connection with our Form SB-2 Filing.

The Company had interest expenses of $9 for the three months ended February 28, 2006, which included accrued interest on the $4,000 Promissory Note payable to our Chief Executive Officer, Michael Chavez, which Promissory Note was entered into with Mr. Chavez on February 9, 2006, and is described in greater detail below.

The Company had a net loss of $22,607 for the three months ended February 28, 2006, which was mainly due to the fact that we had $-0- of revenues and $22,598 in expenses for the three months ended February 28, 2006.

RESULTS  OF  OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006.

The Company had no revenues for the nine months ended February 28, 2006.

The Company had operating expenses of $44,880 for the nine months ended February 28, 2006 which consisted solely of general and administration expenses which included amounts paid in attorney's fees, in connection with our Private Placement Memorandum and Form SB-2 Registration Statement filing and amendments thereto; the audit of May 31, 2005, financial statements and the review of our quarterly financial statements by our independent auditors in connection with our Private Placement Memorandum and Form SB-2 Registration Statement, and amendments thereto; the preparation of our financial statements by a certified public accountant; and Edgar filing fees in connection with our Form SB-2 Filing.

The Company had interest expenses of $9 for the nine months ended February 28, 2006, which included accrued interest on the $4,000 Promissory Note payable to our Chief Executive Officer, Michael Chavez, which Promissory Note was entered into with Mr. Chavez on February 9, 2006, and is described in greater detail below.

The Company had a net loss of $44,889 for the nine months ended February 28, 2006, which was mainly due to the fact that we had $-0- of revenues and $44,880 in expenses for the nine months ended February 28, 2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of February 28, 2006, we had total current assets of $1,696, of which $1,446 was cash.

We had total current liabilities in the amount of $20,359 as of February 28, 2006, which included $19,000 of advances from related parties and $1,359 of accounts payable and related expenses. The $19,000 of advances from related parties includes $4,000 owed to the Company's Chief Executive Officer, Michael Chavez, in connection with a Promissory Note issued to Mr. Chavez on February 9, 2006, and $15,000 owed to the Company's attorney, David M. Loev, in connection with a Promissory Note entered into on February 22, 2006, effective as of May 13, 2005, in consideration for legal services rendered, both of which are explained in greater detail below.

We had negative net working capital of $18,663 as of February 28, 2006 and a deficit accumulated during the development stage of $54,189 as of February 28, 2006.

We had net cash used in operating activities of $41,004 for the nine months ended February 28, 2006, which included $2,776 of stock warrants issued for services, which consisted of 125,000 warrants which were issued to our attorney, David M. Loev, which warrants are exercisable for shares of our common stock at $0.025 per share, in consideration for legal services rendered, and $1,359 of accounts payable and accrued liabilities, which was offset by $44,889 of net loss and $250 of accounts receivable and other assets.

We had $42,350 of cash flows from financing activities for the nine months ended February 28, 2006, which included $23,750 of stock issued for cash, in connection with our sale of 950,000 shares of our Common Stock to thirty-six
(36) investors for aggregate consideration of $23,750 (or $0.025 per share) during the nine months ended February 28, 2006; and $19,600 of advances from related parties, including Mr. Chavez's and Mr. Loev's Promissory Notes, explained in greater detail below, which was offset by $1,000 of payments to related parties.

Pursuant to our Engagement Agreement with our legal counsel, David M. Loev, entered into prior to our raising any money through our Private Placement, we agreed to issue Mr. Loev 2,700,000 shares of our Common Stock, warrants to purchase 125,000 shares of our Common Stock at $0.025 per share, and to pay Mr. Loev $25,000 for legal work to be completed in connection with our Private Placement and Form SB-2 Registration Statement. We have issued Mr. Loev his 2,700,000 shares of Common Stock, issued him 125,000 warrants and have paid Mr. Loev $10,000 to date. On February 22, 2005, effective as of May 13, 2005, we entered into a Promissory Note with Mr. Loev to evidence the $15,000, which we owed Mr. Loev pursuant to the Engagement Agreement as of that date. Pursuant to the Promissory Note, we agreed to pay Mr. Loev $15,000 in $5,000 increments as follows (the "Goals"):

     o     $5,000  upon  us  raising  a  total  of  $50,000;
     o     $5,000  upon  us  raising  a  total  of  $75,000;  and
     o     $5,000  upon  us  raising  a  total  of  $100,000.

Additionally, under the Promissory Note, we agreed to pay Mr. Loev the $15,000 which he is still owed pursuant to the Engagement Agreement by May 13, 2006, regardless of whether the Goals are met. Any amounts not paid when due under the Promissory Note bear interest at seven percent (7.0%) per year until paid in full, which interest is payable monthly in arrears, calculated based on a 360 day year. We may pay the Promissory Note in whole or in part, at any time, without penalty.

On February 9, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on February 9, 2007. If an event of default occurs under the Promissory Note, defined as if we fail to make a timely payment on the Promissory Note, breach any agreement entered into with Mr. Chavez, make any false representation to Mr. Chavez, or if we become insolvent, Mr. Chavez can declare all sums due and payable, together with any interest.

In addition to the $4,000 already provided to us, it is anticipated that Michael Chavez, our Chief Executive Officer will provide us with additional funding, when and if we require additional capital. Other than the commitment of Mr. Chavez, we have no other commitments from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our then shareholders. We cannot assure you, that financing will be available in amounts or on terms acceptable to us, or at all.

                        RISKS RELATING TO OUR OPERATIONS

WE  MAY  NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We will depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for the next six to eight months with financing provided by such shareholders, due to the fact that our total expenses are low, Michael Chavez, our sole officer, Director and employee has not been paid any salary to date and has agreed to provide us additional funding in the future, if needed, and due to the fact that we are provided office space at no cost to us by Mr. Chavez. We currently plan to outsource/refer any clients we receive to Philtex; however, we plan to conduct our own operations in the future through contacts gained through our Marketing Agreement with Philtex (explained below) and to operate separately from Philtex in the future, finances permitting. To accomplish those goals and/or if our expenses rise or our current shareholders cease funding our operations, we will be forced to raise additional capital through the sale of debt and/or equity securities. If this happens and we are unable to raise the additional funds we require, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since inception and have incurred substantial losses totaling $9,300 as of May 31, 2005, and $44,889 as of February 28, 2006. We had negative net working capital of $18,663 as of February 28, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE MAY NOT GENERATE ANY REVENUES IN THE FUTURE, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our accumulated deficit as of February 28, 2006, was $54,189. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

WE DEPEND HEAVILY ON MICHAEL CHAVEZ AND ARTHUR STONE, OUR OFFICERS AND DIRECTORS, AND IF WE WERE TO LOSE THEIR SERVICES, WE MAY BE FORCED TO ABANDON OR CURTAIL OUR BUSINESS PLAN AND OPERATIONS.

Our future performance is substantially dependent on the performance of Michael Chavez, our Chief Executive Officer and President and Arthur Stone, our Vice President. The loss of the services of Mr. Chavez or Mr. Stone could have a material adverse effect on our business, results of operations or financial condition. We do not currently have an employment agreement with or any "key man" insurance on Mr. Chavez or Mr. Stone. In addition, the absence of Mr. Chavez or Mr. Stone will force us to seek replacements who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement. Moving forward, should we lose the services of Mr. Chavez or Mr. Stone, for any reason, we will incur costs associated with recruiting a replacement and any delays could harm our operations. If we are unable to replace Mr. Chavez or Mr. Stone with other suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and planned activities, which would likely cause a decrease in the value of our securities. Additionally, as a result of the loss of Mr. Chavez or Mr. Stone, we could be forced to abandon or change our current business plan, which changed business plan could have significant risks associated with it, and which could cause the value of our securities to become worthless.

OUR PRESIDENT MICHAEL CHAVEZ AND OUR VICE PRESIDENT, ARTHUR STONE, CAN VOTE AN AGGREGATE OF 54.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER
CORPORATE  DECISIONS  INCLUDING  THE  APPOINTMENT  OF  NEW  DIRECTORS.

Our President, Michael Chavez and our Vice President, Arthur Stone, currently control 5,400,000 shares representing approximately 54.2% of our outstanding Common Stock. Accordingly, Mr. Chavez and Mr. Stone will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in our direction and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Chavez and/or Mr. Stone as our Directors, which will mean they will remain in control of who serves as our officers as well as whether any changes are made in the Board of Directors. As a potential investor in us, you should keep in mind that even if you own shares of our Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

WE ARE HIGHLY DEPENDENT ON PHILTEX CORPORATION, LTD. FOR OUR OPERATIONS, AS WE WILL INITIALLY RUN SUBSTANTIALLY ALL OF OUR OPERATIONS THROUGH PHILTEX CORPORATION, LTD.

We are currently highly dependent on Philtex Corporation, Ltd., ("Philtex") as we plan to outsource (i.e. refer) all of our operations and services through Philtex, beginning in approximately the second quarter of 2006, and continuing for approximately six (6) to twelve (12) months thereafter and use Philtex's contracts and connections through the Marketing Agreement (described below) for approximately another six (6) to twelve (12) months thereafter, once we have operations. Additionally, we will be dependent on Philtex for Philtex's ability to sell the registry of several countries which whom Philtex has government authorization from, as we do not have any ability to sell registries on our own. We currently have a Marketing Agreement with Philtex whereby Philtex has granted us the exclusive right to promote, market and sell Philtex's products and services in North and South America. We have earned no revenues through our Marketing Agreement with Philtex as of the date of this filing. Philtex or we may terminate the Marketing Agreement at any time with or without cause, for any reason, upon delivery of written notice thereof to the other. If we do not earn any revenues through our Marketing Agreement in the future, and/or if Philtex was to terminate the Marketing Agreement and we are unable to offer registry services, and/or if Philtex was to terminate the Marketing Agreement and compete with us in the same market, we would likely be forced to abandon our business operations and our operations would likely fail, causing any investment in us to become worthless.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES TO DATE AND BECAUSE OF THIS IT MAY BECOME DIFFICULT TO EVALUATE OUR CHANCE FOR SUCCESS.

We were formed as a Nevada corporation in May 2005. Aside from organizational costs incurred, we have not incurred significant expenses to date, but have also not generated any revenues, and we have a limited operating history. As such, it may be difficult to evaluate our business prospects. We are a development stage company with limited experience in the marine consulting business, which plans to begin outsourcing (i.e. referring) the majority of our operations through our Marketing Agreement with Philtex in approximately the second quarter of 2006, and continue for approximately six (6) to twelve (12) months thereafter and then to use Philtex's contracts and connections for approximately another six (6) to twelve (12) months thereafter; however, we will need to arrange new agreements, raise needed capital, and pay expenses and general administrative fees during that time and will need to raise substantial additional capital to offer services separate from Philtex, which we currently plan to offer in the future. Although we feel we have experienced officers and directors, we are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of marine consulting, such as ours, may have difficulty in continuing in the highly competitive marine consulting environment, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues to date and had a deficit accumulated during the development stage as of February 28, 2006 of $54,189. There is a risk that we will not generate any revenues through our Marketing Agreement with Philtex, and/or that we will never be able to operate separately from Philtex. If we never generate any revenues, we may be forced to abandon our business plan and any investment in us may become worthless.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE SHIP REGISTRY AND MARINE SERVICES INDUSTRY.

The market for companies offering ship registry and other marine services is highly competitive and we only expect competition to intensify in the future. Numerous well-established companies spend significant resources on marketing and advertising to individuals which we also market services to. Because of these factors, there is a significant risk that that we will be unable to compete successfully and that competitive pressures, including possible downward pressure on the prices we charge for our services, will cause us to curtail or abandon our current business plans and/or cause us to change our business plan significantly. If we were forced to abandon, curtail or change our business plan, any investment in us could become worthless.

IN THE EVENT THAT OUR FUTURE OPERATIONS AND CONTRACTS GROW, THERE IS A RISK THAT WE WILL NOT BE ABLE TO MANAGE OUR GROWTH.

Our growth is expected to place a significant strain on our managerial, operational and financial resources. Further, as we receive future contracts, we will be required to manage multiple relationships with various customers, clients and other third parties. As of the date of this filing, we do not have any contracts with customers. These requirements will be exacerbated in the event of our further growth. As a result, there is a significant risk that our systems, procedures or controls will not be adequate to support our operations and/or that we will not be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we grow faster than we can manage, our procedures and controls may not be adequate to support our operations and as a result, we may be forced to scale back our operations, sell all or a portion of our assets and/or hire additional management, all of which could cause us significant expense and could cause any investment in us to decline in value.

OUR SHIP REGISTRY OPERATIONS MAY BE ADVERSELY EFFECTED BY FLUCTUATIONS AND CYCLICAL TURNS IN THE SHIPPING INDUSTRY AS A WHOLE.

The shipping business, including the market for ship registry services, has been cyclical in varying degrees, and has experienced fluctuations in profitability and demand. These fluctuations, and the demand for ships, in general, have been influenced by many factors including:

     -    global  and  regional  economic  conditions;
     -    developments  in  international  trade;
     -    changes  in  seaborne  and  other  transportation  patterns;
     -    weather;
     -    crop  yields;
     -    armed  conflicts;
     -    terrorist  activities;
     -    port  congestion;
     -    canal  closures;
     -    political  developments;
     -    embargoes;  and
     -    strikes.

The demand for maritime shipping services is also greatly affected by the demand for consumer goods and perishable foods, dry bulk commodities and bagged and finished products, all of which are highly dependent on the factors described above, as well as commodity prices, environmental concerns and competition. The supply of shipping capacity is also a function of the delivery of new vessels and the number of older vessels scrapped, in lay-up, converted to other uses, reactivated or removed from active service. Supply may also be affected by maritime transportation and other types of governmental regulation, including that of international authorities. These and other factors may cause a decrease in the demand for the services we plan to provide in the future. As of the date of this filing, we have provided no services and have no clients or customers.

OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY ISSUED AND OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 9,950,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, we have the ability to issue a large number of additional shares of Common Stock by our Board of Directors without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock which could cause substantial dilution to our existing shareholders and/or Preferred Stock, which could cause substantial dilution, give such preferred shareholders super majority voting rights and/or other rights or preferences which could provide the preferred shareholders control of us and/or give those holders the power to prevent or cause a change in control, which could cause the value of our Common Stock to decline or become worthless.

WE  DO  NOT  CURRENTLY  HAVE  A PUBLIC MARKET FOR OUR SECURITIES.  IF THERE IS A
MARKET FOR OUR COMMON STOCK IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our Common Stock. We hope to receive approval to trade our securities on the Over-The-Counter Bulletin Board in the future. If there is a market for our Common Stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;

     (2)  our  ability  or  inability  to  generate  new  revenues;

     (3)  increased  competition;  and

     (4) conditions and trends in the ship registry and commercial shipping industry.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our Common Stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our Common Stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES

On May 24, 2005, we issued an aggregate of 9,000,000 shares of our restricted common stock to four (4) individuals as follows:

     o 2,700,000 shares of our restricted Common Stock to our Chief Executive Officer, Secretary, Treasurer and Director, Michael Chavez a sophisticated investor, in consideration for services rendered to the Company in connection with his positions as Chief Executive Officer, President, Treasurer, Secretary and Director of the Company, which shares were valued at 2,700 or $0.001 per share;

     o 2,700,000 shares of our restricted Common Stock to our Vice President and Director, Arthur Stone, an accredited investor, in consideration for consulting services he rendered to us in connection with marketing, planning and identification and introduction to strategic partners, which shares were valued at 2,700 or $0.001 per share;

     o 2,700,000 shares of our restricted Common Stock valued at 2,700 (or $0.001 per share) and 125,000 warrants to purchase shares of our Common Stock at $0.025 per share, which warrants were valued at $2,776, to our legal counsel, David M. Loev, an accredited investor, in consideration for legal services rendered to the Company in connection with the drafting of legal documents in connection with our private placement and our Form SB-2 Registration Statement; and

     o 900,000 shares of our restricted Common Stock to Chris Warren, who is the President of Philtex (with whom we have a Marketing Agreement, as described above under "Description of Business," "Marketing Agreement"), a sophisticated investor, in consideration for consulting services rendered to us in connection with the registration of shipping vessels and with providing maritime services in the Americas, which shares were valued at $900 or $0.001 per share.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") for the above issuance, because those issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, the recipients took the shares for investment and not resale and we took appropriate measures to restrict the transfer of the shares. Additionally, the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company, and the transactions were non-recurring and privately negotiated.

During September through November 2005, we issued an aggregate of 830,000 shares of our restricted common stock to an aggregate of thirty five (35) shareholders, of which fifteen were "Accredited Investors" as defined in the Act and twenty were non-accredited investors, who paid us an aggregate consideration of $20,750, or $0.025 per share. We claim an exemption from registration afforded by Rule 506 of Regulation D under the Act for the issuances of these shares.

In October 2005, we issued 120,000 shares of our restricted common stock to an off-shore shareholder who paid us consideration of $3,000 (or $0.025 per share). We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

On February 9, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on February 9, 2007. If an event of default occurs under the Promissory Note, defined as if we fail to make a timely payment on the Promissory Note, breach any agreement entered into with Mr. Chavez, make any false representation to Mr. Chavez, or if we become insolvent, Mr. Chavez can declare all sums due and payable, together with any interest.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.)  EXHIBITS

EXHIBIT  NO.      DESCRIPTION

3.1(1)          Articles of Incorporation

3.2(1)          Bylaws

10.1(1)         Marketing Agreement

10.2(2)         Amendment No. 1 to the Marketing Agreement

10.3(2)         Promissory Note with David Loev

10.4*           Promissory Note with Michael Chavez

31.1* Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)         Warrant Agreement with David M. Loev

(1) Filed as exhibits to our Form SB-2 Registration Statement, filed with the Commission on December 20, 2005 and incorporated herein by reference.

(2) Filed as exhibits to our amended Form SB-2 Registration Statement, filed with the Commission on March 1, 2006, and incorporated herein by reference.

* Filed as and exhibit to this report.

 b.)  REPORTS  ON  FORM  8-K

The Company filed no Reports on Form 8-K during the period covered by this Quarterly Report.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Allmarine Consultants Corporation

DATED:  April 18,  2006        By:  /s/  Michael Chavez
                                        ------------------------
                                        Michael Chavez
                                        Chief Executive  Officer and
                                        Chief Financial Officer