Form 10KSB
period 2006-05-31
Allmarine Consultants CORP
filed 2006-08-29
CIK 1343957

WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     For the fiscal year ended May 31, 2006

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                        For the transition period from        to
                                                       -------  -------

                        Commission file number 333-130492

                        ALLMARINE CONSULTANTS CORPORATION
                        ---------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                           352255990
          ----------------------      ----------------------------------
         (State of organization)     (I.R.S. Employer Identification No.)

                         8601 RR 2222, BLDG. 1 STE. 210
                               AUSTIN, TEXAS 78730
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (512) 689-7787
                        --------------------------------
                        (Registrant's  telephone  number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of May 31, 2006, was $0, as the issuer's common stock had no bid or ask price on the Over-The-Counter Bulletin Board as of that date, or any date up to the date of this filing.

At August 16, 2006, there were 9,950,000 shares of the Issuer's common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                           1

ITEM 2.     DESCRIPTION OF PROPERTY                                           6

ITEM 3.     LEGAL PROCEEDINGS                                                 6

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          6

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         9

ITEM 7.     FINANCIAL STATEMENTS                                              21

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                         30

ITEM 8A.    CONTROLS AND PROCEDURES.                                          30

ITEM 8B.    OTHER INFORMATION.                                                30

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.                31

ITEM 10.    EXECUTIVE COMPENSATION.                                           32

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.                                      33

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    34

ITEM 13.    EXHIBITS                                                          35

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                           36

SIGNATURES                                                                    37

                                     PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2006. AS USED HEREIN, THE "COMPANY," "ALLMARINE," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO ALLMARINE CONSULTANTS CORPORATION.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS  HISTORY

We were incorporated as "Allmarine Consultants Corporation," in Nevada on May 19, 2005. To date, we have generated no revenues, have performed no services and have no clients. Through our Marketing Agreement with Philtex (defined and explained in greater detail below), we plan to specialize in the administration of ship and corporate registries, providing maritime services to ship owners and operators including registration and deletion of merchant vessels, bareboat/dual registry, registration of mortgages, classification and technical surveys such as load line and Safety of Life at Sea ("SOLAS"). Additionally, through Philtex, we plan to conduct pre-purchase, condition and cargo gear surveys, International Safety Management ("ISM") consulting and certificates, International Ship and Port Facility Security ("ISPS") implementation and certificates and we additionally offer Continuous Discharge Certificates ("CDC") for seafarers, vessel history & investigation, marine insurance, corporate formation & structure, legal services, and general consultancy to ships owners and managers. We currently plan to run all of our operations through our Marketing Agreement with Philtex Corporation, Ltd., a Dubai, United Arab Emirates corporation ("Philtex"). Philtex's president is Chris Warren, who holds 900,000 shares of our common stock. Although we have been promoting and marketing our services since the effective date of the Marketing Agreement (described below), we have no operations as of the date of this report.

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

The nature of the relationship between us and Philtex is limited to the terms and conditions of the Marketing Agreement (described below). Philtex and us will have complete autonomy, but will engage in similar business activities involving the registration and classification of merchant ships and company formation under various nationalities. For approximately the next six (6) to twelve (12) months, we plan to focus on building our client base in North and South America, and Philtex has agreed through the Marketing Agreement to allow us to outsource work through it, for additional fees to be paid on a sale by sale basis, during that time. Additionally, Philtex has agreed to perform the majority of the administrative duties on our ship registry services, until such time as we are able to handle our own registration processing, which we anticipate being in the 4th quarter of 2007 or the 1st quarter of 2008. Until such time as we are able to perform registration services on an independent basis apart from Philtex, we will rely on Philtex to perform such registrations.

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

The term of the Marketing Agreement is three (3) years, and shall renew automatically for successive one-year terms. However, the Marketing Agreement may be terminated at any time with or without cause by either party, upon delivery of written notice to the other party. Upon termination of the Marketing Agreement, each party is required to pay to the other, all compensation and monies due or which may become due, within thirty (30) days after the effective date of the termination of the Marketing Agreement.

The  products and services which are subject to the Marketing Agreement include:

          o  registration  of  merchant  ships;

          o  surveying  and  technical  assessments;

          o  company  formation  and  registration;  and

          o  ship  brokerage  (sales  and  charter).

On February 22, 2006, we entered into "Amendment No. 1 to Marketing Agreement" (the "Marketing Agreement Amendment") with Philtex. The Marketing Agreement Amendment was effective as of the date of the original Marketing Agreement dated August 15, 2005. Pursuant to the Marketing Agreement Amendment, we and Philtex amended the Marketing Agreement to include a list of the services which Philtex granted us the right to promote, market and sell pursuant to the Marketing Agreement Amendment, which list was mistakenly left out of the original Marketing Agreement. Additionally, the Marketing Agreement Amendment included a provision which provided that until such time as we are able to offer services, that we may refer/outsource services through Philtex, and that in consideration for the work performed in connection with such referral that Philtex will retain a greater percentage of the gross revenues of any sale, which percentage will be determined on a sale by sale basis after taking into account Philtex's cost of services performed. Throughout this Report on Form 10-KSB, references to the Marketing Agreement include the amendments affected by the Marketing Agreement Amendment, unless otherwise stated.

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

COMPETITION

Companies in the ship registry and marine services industries compete with each other through advertisements in industry publications; Internet based registration of ships and yachts; internet based formation and registration of companies, partnerships and limited liability companies, and word of mouth among ship owners, among others. The market for companies offering ship registry and other marine services is highly competitive. We expect competition to intensify in the future. There are numerous well-established companies that spend significant resources on marketing and advertising to individuals who are also our target market. Therefore, we may be unable to compete successfully in the marketplace and competitive pressures, including possible downward pressure on the prices we charge for our services, may adversely affect our business, results of operations and financial condition.

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

PATENTS  AND  TRADEMARKS

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We are provided the use of office space by our Chief Executive Officer, Michael Chavez, at 8601 RR 2222, Bldg. 1 Ste. 210, Austin, Texas, 78730, for no cost to us. Mr. Chavez currently has no plans to stop providing us office space or to require us to pay for the use of such office space and we have no reason to believe that such office space will not be provided to us free of charge indefinitely.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended May 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $0.001 par value per share, is traded on the over-the-counter Bulletin Board (the "OTCBB") under the trading symbol " ALMC." While we were approved for trading on the OTCBB during the three months ended May 31, 2006, no shares of common stock have traded as of the date of this filing, and as such, historical high and low bid prices for our common stock is not available as of the filing of this report.

GENERAL

We  have  authorized  capital  stock  consisting of 100,000,000 shares of Common

Stock, $0.001 par value per share ("Common Stock") and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of August 16, 2006, we had 9,950,000 shares of Common Stock issued and outstanding and - 0
-  shares  of  Preferred  Stock  issued  and  outstanding.

COMMON  STOCK

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine. Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of Common Stock is, and all shares of Common Stock to be outstanding upon completion of this Offering will upon payment therefore be, duly and validly issued, fully paid and non-assessable.

PREFERRED  STOCK

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

The issuance of such Preferred Stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock. It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the Common Stock until the board of directors determines the specific rights of the holders of the Preferred Stock. However, these effects may include:

     o    Restricting  dividends  on  the  Common  Stock;
     o    Diluting  the  voting  power  of  the  Common  Stock;
     o    Impairing  the  liquidation  rights  of  the  Common  Stock;  and
     o Delaying or preventing a change in control of the Company without further action by the stockholders.

Risks associated with the issuance of such Preferred Stock is disclosed under the section entitled "Risk Factors," described above.

WARRANTS

On August 8, 2005, we granted David M. Loev, our attorney, warrants to purchase 125,000 shares of our Common Stock at $0.025 per share. The warrants are valid for a period of five (5) years from the date of issuance and contain a cashless exercise provision, which, according to the terms of the Warrant Agreement, allows Mr. Loev to pay no money to us for the exercise of the warrants, but instead pay for the exercise of the warrants in shares of our Common Stock.

Other than the warrants described above, we have no options, warrants or other convertible securities outstanding.

DIVIDEND POLICY

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATIONS

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

We currently have limited operations which include working to establish contacts and solicit business. We have been promoting and marketing our services since the effective date of the Marketing Agreement with Philtex, however, we have not generated any revenues, and have not performed any services under the Marketing Agreement and have no clients as of the date of this report. We believe that it takes time for any new company with limited experience, which is offering services in a new industry, such as the Marine Services industry, to gain acceptance in the industry and generate relationships and eventually revenues. As such, we anticipate beginning to generate revenues and outsource the majority of our operations through Philtex in approximately the 2nd quarter of 2007. We plan to pay Philtex additional fees in connection with their outsourcing of certain work on a sale by sale basis (as described above under "Marketing Agreement"). We anticipate retaining approximately 50% of the total revenues from any sale which we outsource through Philtex which percentage may be greater or less depending upon our negotiations with Philtex. We anticipate the average cost of each sale, including registry services, insurance brokering and surveying to be approximately $20,000 to $25,000. In approximately six (6) to twelve (12) months, we hope to be able to offer services on our own, using only Philtex's contacts, and not refer such business directly to Philtex to complete, at which time we will receive 90% of the revenues received through such sales pursuant to the Marketing Agreement.

Additionally, we have plans to generate revenues separate from Philtex, in approximately the 4th quarter of 2007 or the 1st quarter of 2008, if we are able to add clients and contracts, and raise additional capital to operate separate from Philtex, of which there is no assurance, at which time we plan to terminate the Marketing Agreement pursuant to the termination provisions of the Marketing Agreement (described above under "Marketing Agreement").

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MAY 31, 2006 COMPARED TO THE FISCAL PERIOD FROM MAY 19, 2005 (INCEPTION) UNTIL MAY 31, 2005

We had no revenues for either the year ended May 31, 2006, or the fiscal period from May 19, 2005 (inception) until May 31, 2005.

We had total general and administrative expenses of $52,594 for the year ended May 31, 2006, compared to total general and administrative expenses of $9,300 for the fiscal period from May 19, 2005 (inception) until May 31, 2005, which represented an increase in general and administrative expenses of $43,294 or 465.5% from the prior period.

General and administrative expenses increased from the prior period due to the fact that we had numerous legal expenses associated with the private placement of our common stock, the filing of our initial and amended Form SB-2 registration statements and the review and audit of our annual and quarterly financial statements during the year ended May 31, 2006, which expenses were not present during the fiscal period from May 19, 2005 (inception) until May 31, 2005. Additionally, the general and administrative expenses for the fiscal period from May 19, 2005 (inception) until May 31, 2005, only represented expenses for less than a months time, whereas the general and administrative expenses for the year ended May 31, 2006, represented expenses over a full twelve months of activity.

We had interest expense of $246 for the year ended May 31, 2006, compared to interest expense of $0 for the fiscal period from May 19, 2005 (inception) until May 31, 2005.

The interest expense for the year ended May 31, 2006, was due to interest which accrued on certain notes entered into with Michael Chavez, our Chief Executive Officer, and David M. Loev, our legal counsel.

On February 9, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on February 9, 2007 (the "February 2006 Note"). On March 22, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on March 22, 2007 (the "March 2006 Note"). On June 13, 2006, we entered into a $2,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on June 13, 2007 (the "June 2006 Note," and collectively with the February 2006 Note and the March 2006 Note, the "Notes"). If an event of default occurs under the Notes, defined as if we fail to make a timely payment on the Notes, the breach of any agreement entered into with Mr. Chavez, if we make any false representation to Mr. Chavez, or if we become insolvent, Mr. Chavez can immediately declare all sums due and payable under the notes, together with any interest.

Additionally, pursuant to our Engagement Agreement with our legal counsel, David
M. Loev, entered into prior to our raising any money through our Private Placement, we agreed to issue Mr. Loev 2,700,000 shares of our Common Stock, warrants to purchase 125,000 shares of our Common Stock at $0.025 per share, and to pay Mr. Loev $25,000 for legal work to be completed in connection with our Private Placement and Form SB-2 Registration Statement. We have issued Mr. Loev his 2,700,000 shares of Common Stock, issued him 125,000 warrants and have paid Mr. Loev $10,000 to date. On February 22, 2005, effective as of May 13, 2005, we entered into a Promissory Note (the "Promissory Note") with Mr. Loev to evidence the $15,000, which we owed Mr. Loev pursuant to the Engagement Agreement as of that date. Pursuant to the Promissory Note, we agreed to pay Mr. Loev $15,000 in $5,000 increments as follows (the "Goals"):

     o    $5,000  upon  us  raising  a  total  of  $50,000;
     o    $5,000  upon  us  raising  a  total  of  $75,000;  and
     o    $5,000  upon  us  raising  a  total  of  $100,000.

Under the Promissory Note, we agreed to pay Mr. Loev the $15,000 which he is still owed pursuant to the Engagement Agreement by May 13, 2006, regardless of whether the Goals are met. As such amount was not paid to Mr. Loev as of May 13, 2006, the $15,000 unpaid amount of the Promissory Note bears interest at seven percent (7.0%) per annum until paid in full, which interest is payable monthly in arrears, calculated based on a 360 day year. We have not paid Mr. Loev any amount of the outstanding principal or interest due on the Promissory Note as of the date of this filing, and such Promissory Note has accrued $165 of interest for the year ended May 31, 2006.

We had a net loss of $52,840 for the year ended May 31, 2006, compared to a net loss of $9,300 for the fiscal period from May 19, 2005 (inception) until May 31, 2005, a $43,540 or 468.2% increase in net loss from the prior period. The increase in our net loss was mainly due to the 465.5% increase in general and administrative expenses for the year ended May 31, 2006, compared to the fiscal period from May 19, 2005 (inception) until May 31, 2005, as explained above.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total current assets of $436 consisting solely of cash as of May 31, 2006.

We had total liabilities of $27,050 as of May 31, 2006, consisting solely of current liabilities, consisting of $4,050 of accounts payable and accrued expenses and $23,000 of notes payable to related parties, which includes the Promissory Note payable to Mr. Loev and the February 2006 and March 2006 note payables to Mr. Chavez.

We had a working capital deficit as of $26,614 and a total deficit accumulated during the development stage of $62,140 as of May 31, 2006.

We had $46,014 of net cash used in operating activities for the year ended May 31, 2006, which included $52,840 of net loss offset by $2,776 of stock warrants issued for services, which warrants were issued to our legal counsel, David M. Loev, as described herein, and $4,050 of accounts payable and accrued expenses.

We had net cash from financing activities of $46,350 for the year ended May 31, 2006, which included $23,750 of stock issued for cash, in connection with our November 2005 sale of 830,000 shares of our restricted common stock to an aggregate of thirty five (35) shareholders for aggregate consideration of $20,750, or $0.025 per share, and $23,600 of proceeds from related parties including Mr. Loev's Promissory Note and Mr. Chavez's Notes, offset by $1,000 of repayments of notes payable to related parties.

We have no current commitment from our officers and directors or any of our shareholders to supplement our operations or provide us with financing in the future, other than the Notes with Mr. Chavez. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

                                  RISK FACTORS

  You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The business and the value of our common stock are subject to the following Risk
Factors:

WE  MAY  NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We will depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for the next six to eight months with financing provided by such shareholders, due to the fact that our total expenses are low, Michael Chavez, our sole officer, Director and employee has not been paid any salary to date and has agreed to provide us additional funding in the future in addition to the $10,000 which he had already provided us pursuant to certain Notes, described above, if needed, and due to the fact that we are provided office space at no cost to us by Mr. Chavez. We currently plan to outsource/refer any clients we receive to Philtex; however, we plan to conduct our own operations in the future through contacts gained through our Marketing Agreement with Philtex (explained below) and to operate separately from Philtex in the future, finances permitting. To accomplish those goals and/or if our expenses rise or our current shareholders cease funding our operations, we will be forced to raise additional capital through the sale of debt and/or equity securities. Additionally, the $10,000 which we owe to Mr. Chavez is due in February, March and June 2006, as provided above, and we can give no assurance that we will have sufficient funds to repay such Notes when due. If we are unable to raise the additional funds we require, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since inception and have incurred substantial losses totaling $62,140 as of May 31, 2006. We had negative net working capital of $26,614 as of May 31, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE MAY NOT GENERATE ANY REVENUES IN THE FUTURE, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our accumulated deficit as of May 31, 2006, was $62,140. We are currently being funded by existing shareholders, including our Chief Executive Officer and Director, Michael Chavez, who has loaned us $10,000 to date, and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

We are currently highly dependent on Philtex Corporation, Ltd., ("Philtex") as we plan to outsource (i.e. refer) all of our operations and services through Philtex, beginning in approximately the second quarter of 2007, and continuing for approximately six (6) to twelve (12) months thereafter and use Philtex's contracts and connections through the Marketing Agreement (described below) for approximately another six (6) to twelve (12) months thereafter, once we have operations. Additionally, we will be dependent on Philtex for Philtex's ability to sell the registry of several countries which whom Philtex has government authorization from, as we do not have any ability to sell registries on our own. We currently have a Marketing Agreement with Philtex whereby Philtex has granted us the exclusive right to promote, market and sell Philtex's products and services in North and South America. We have earned no revenues through our

Marketing Agreement with Philtex as of the date of this filing. Philtex or we may terminate the Marketing Agreement at any time with or without cause, for any reason, upon delivery of written notice thereof to the other. If we do not earn any revenues through our Marketing Agreement in the future, and/or if Philtex was to terminate the Marketing Agreement and we are unable to offer registry services, and/or if Philtex was to terminate the Marketing Agreement and compete with us in the same market, we would likely be forced to abandon our business operations and our operations would likely fail, causing any investment in us to become worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES

We have been contacted by parties seeking to merge and/or acquire us. In the event that we do enter into a merger and/or acquisition with a separate company, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing and we will continue with our current business in the event a merger or acquisition is not completed.

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

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues to date and had a deficit accumulated during the development stage as of May 31, 2006 of $62,140. There is a risk that we will not generate any revenues through our Marketing Agreement with Philtex, and/or that we will never be able to operate separately from Philtex. If we never generate any revenues, we may be forced to abandon our business plan and any investment in us may become worthless.

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

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 9,950,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. As a result, we have the ability to issue a large number of additional shares of Common Stock by our Board of Directors without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock which could cause substantial dilution to our existing shareholders and/or Preferred Stock, which could cause substantial dilution, give such preferred shareholders super majority voting rights and/or other rights or preferences which could provide the preferred shareholders control of us and/or give those holders the power to prevent or cause a change in control, which could cause the value of our Common Stock to decline or become worthless.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to the Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

OUR  COMMON  STOCK  IS  HIGHLY  ILLIQUID AND IF THERE IS A MARKET FOR OUR COMMON
STOCK,  OUR  STOCK  PRICE  MAY  BE  VOLATILE.

Our common stock was cleared for trading on the Over-The-Counter Bulletin Board in May 2006; however we have had no trading in our common stock as of the date of this filing. If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  the  number  of  shares  in  our  public  float;
     (4)  increased  competition;  and
     (5) conditions and trends in the ship registry and commercial shipping industry.

Furthermore, because our Common Stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our Common Stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny

Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.


                  [Remainder of Page Left Intentionally Blank.]

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
Allmarine Consultants Corporation
(A Development Stage Company)
Austin, Texas

We have audited the accompanying consolidated balance sheet of Allmarine Consultants Corporation ("the Company") as of May 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the period from May 19, 2005 (Inception) through May 31, 2005 and the period from May 19, 2005 (Inception) through May 31, 2006. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allmarine Consultants Corporation as of May 31, 2006, and the results of its operations and its cash flows for the year then ended and the period from May 19, 2005 (Inception) through May 31, 2005 and the period from May 19, 2005 (Inception) through May 21, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses through May 31, 2006 totaling $62,140, and at May 31, 2006 had a working capital deficit of $26,614. The Company will require additional working capital to develop its business until it either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP
(Formerly Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas
July 26, 2006



                                         ALLMARINE CONSULTANTS CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEET


                                                                                                          May 31,
                                                                                                         ---------
                                                                                                            2006
ASSETS

Current assets
  Cash                                                                                                   $     436
                                                                                                         ---------
Total Assets                                                                                             $     436
                                                                                                         =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                                                  $   4,050
  Notes payable - related parties                                                                           23,000
     Total current liabilities                                                                              27,050
                                                                                                         ---------

Commitments

STOCKHOLDERS' DEFICIT:

  Preferred stock, $.001 par value, 10,000,000 authorized, 0 shares issued and outstanding                       -
  Common stock, $.001 par value, 100,000,000 shares authorized, 9,950,000 shares issued and outstanding      9,950
  Additional paid in capital                                                                                25,576
  Deficit accumulated during the development stage                                                         (62,140)
                                                                                                         ---------
     Total stockholders' deficit                                                                           (26,614)
                                                                                                         ---------

Total Liabilities and Stockholders' Deficit                                                              $     436
                                                                                                         =========


See accompanying summary of accouting policies and notes to financial statements.



                        ALLMARINE CONSULTANTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     Year Ended May 31, 2006 and the Periods
           from May 19, 2005 (Inception) through May 31, 2005 and 2006

                                                                       Inception
                                                       Inception      May 19, 2005
                                      Year Ended     May 19, 2005   Through Period
                                        May 31,      Ended May 31,   Ended May 31,
                                         2006           2005              2006
                                      ----------   --------------   --------------
Operating expenses:

General and administrative            $   52,594   $        9,300   $       61,885
                                      -----------  --------------   --------------
Loss from operations                      52,594            9,300           61,885

Interest expense                             246                -              255
                                      -----------  --------------   --------------

Net loss                              $   (52,840) $       (9,300)  $      (62,140)
                                      ===========  ==============   ==============

Net loss per share:
  Basic and diluted                   $     (0.01) $        (0.00)  $        (0.00)
                                      ===========  ==============   ==============

Weighted average shares outstanding:
  Basic and diluted                     9,600,164       9,000,000
                                      ===========  ==============




                             ALLMARINE CONSULTANTS CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF STOCKHOLDERS' DEFICIT
                 PERIOD FROM MAY 19, 2005 (INCEPTION) THROUGH MAY 31, 2006




                                                                                Deficit
                                                                              accumulated
                                             Common stock        Additional    during the
                                         --------------------     paid-in     development
                                          Shares       Amount     capital        stage         Total
                                         ---------    -------   -----------   ------------   ----------

Capital stock issued for services        9,000,000    $ 9,000   $         -   $          -   $    9,000
                                         ---------    -------   -----------   ------------   ----------


Net loss                                         -          -             -         (9,300)      (9,300)
                                         ---------    -------   -----------   ------------   ----------
Balance,
  May 31, 2005                           9,000,000      9,000             -         (9,300)        (300)


Capital stock issued for cash              950,000        950        22,800              -       23,750


Issuance of stock warrants for services          -          -         2,776              -        2,776

Net loss                                         -          -             -        (52,840)     (52,840)
                                         ---------    -------   -----------   ------------   ----------
Balance,
  May 31, 2006                           9,950,000    $ 9,950   $    25,576   $    (62,140)  $  (26,614)
                                         =========    =======   ===========   ============   ==========


See accompanying summary of accounting policies and notes to financial statements.


                        ALLMARINE CONSULTANTS CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
            PERIOD FROM MAY 19, 2005 (INCEPTION) THROUGH MAY 31, 2006


                                                               May 19, 2005   May 19, 2005
                                                                (Inception)   (Inception)
                                                   Year Ended     Through      Through
                                                     May 31,      May 31,       May 31,
                                                      2006         2005         2006
                                                   ---------     --------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $ (52,840)      (9,300)    $   (62,140)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Common shares issued for services                      -        9,000           9,000
    Stock warrants issued for services                 2,776            -           2,776
Changes in:
  Accounts payable and accrued expenses                4,050            -           4,050
                                                   ---------     --------     -----------
NET CASH USED IN OPERATING ACTIVITIES                (46,014)        (300)        (46,314)
                                                   ---------     --------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock issued for cash                             23,750            -          23,750
    Repayments of notes payable - related parties     (1,000)           -          (1,000)
    Proceeds from related parties                     23,600          400          24,000
                                                   ---------     --------     -----------

NET CASH FROM FINANCING ACTIVITIES                    46,350          400           46,750
                                                   ---------     --------     -----------

NET CHANGE IN CASH                                       336          100             436
    Cash, beginning of period                            100            -               -
                                                   ---------     --------     -----------
    Cash, end of period                            $     436     $    100     $       436
                                                   =========     ========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $       -     $      -     $         -
                                                   =========     ========     ===========
  Income taxes paid                                $       -     $      -     $         -
                                                   =========     ========     ===========


See accompanying summary of accounting policies and notes to financial statements.

                        ALLMARINE CONSULTANTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  ACCOUNTING  POLICIES

Allmarine Consultants Corporation ("the Company") was incorporated on May 19, 2005 under the laws of Nevada. The Company specializes in the administration of ship and corporate registry providing maritime services to ship owners and operators including registration and deletion of merchant vessels, bareboat/dual registry, registration of mortgages, classification and technical surveys such as load line and Safety of Life at Sea ("SOLAS"). The Company conducts pre-purchases, condition and cargo gear surveys, International Safety Management ("ISM") consulting and certificates, International Ship and Port Security ("ISPS") implementation and certificates. Additional services include Continuous Discharge Certificate ("CDC") for seafarers, vessel history & investigation, marine insurance, corporate formation & structure, legal services, and general consultancy to ship owners and managers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce any deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Stock based Payments Policy

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period).

Development  Stage  Policy

We are a development stage company with limited experience in the marine consulting business. We have earned no revenues since our formation, have no current clients and have an accumulated deficit of $26,614 as of May 31, 2006. We are currently being funded by existing shareholders and anticipate being able to continue our business operations for approximately the next six to eight months due to our low overhead and the limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the period ended May 31, 2006, the Company incurred losses totaling $52,840, and at May 31, 2006 had a working capital deficit of $26,614. Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company's working capital requirements, the Company will have to raise additional working capital from additional financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not renew or continue its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3- ADVANCES AND NOTES PAYABLE - RELATED PARTIES

The Company has periodically received advances from a Company director. As of May 31, 2006, $8,000 is outstanding. A promissory note was issued for the first $4,000 advance dated February 9, 2006. This note is due and payable on February 9, 2007 along with all interest accrued at a rate of four percent (4%). A promissory note was issued for the second $4,000 advance dated March 22, 2006. This note is due and payable on March 22, 2007 along with all interest accrued at a rate of four percent (4%). As of May 31, 2006, $81 of interest expense has been accrued on these notes.

On February 23, 2006, the Company formalized the amount due to it's SEC counsel, David Loev, for outstanding fees relating to the legal work completed in connection with its Private Placement and Form SB-2 Registration Statement, by entering into a Note Payable agreement for $15,000. Regardless of whether the goals are met by Mr. Loev all unpaid principal and interest outstanding under the note were due and payable in full by the Company on May 13, 2006. The note establishes that all past due amounts, not paid by May 13, 2006, shall bear interest at 7%.

As of May 31, 2006 the unpaid principle balance of $15,000 owed to Mr. Loev is included in Notes Payable - Related Party. Additionally, the Company adjusted the interest calculation to reflect the default rate of 7% per the note and accrued approximately $165 of interest for the period.

NOTE 4 - CAPITAL STOCK

For the year ended May 31, 2006, Allmarine issued 950,000 shares of common stock as part of a private placement for $23,750 cash proceeds.

The Company authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $.001 per share.

All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

Shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors of the Company prior to the issuance of any shares. Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations, or restrictions, as stated in such resolutions or resolution providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of the directors (the "Voting Stock"), voting together as a single class, without the separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

NOTE 5 - WARRANT AGREEMENT

The Company authorized the officer of the Company to enter into a warrant agreement ("the Agreement") with David Loev to issue Mr. Loev warrants to purchase 125,000 shares of the Company's common stock at the exercise price of $.025 per share, subject to other Agreement terms. The value of the warrants when granted on August 8, 2005 was $2,776. The fair value was determined using a Black-Scholes pricing model with the following assumptions: Divided yield - 0.00%, volatility - - 137%, Risk Free Interest Rate - 4.5%, Expected Life - 5 years.

NOTE 6 - RELATED PARTY TRANSACTIONS

Allmarine neither owns nor leases any real or personal property. Office services are provided by an officer without charge and are immaterial to the financial statements and, accordingly, are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 - INCOME TAXES


Allmarine has incurred net losses since inception and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $18,000 for the year ended May 31, 2006. The cumulative operating loss carry-forward is approximately $62,000 and $9,000 at May 31, 2006 and 2005, respectively, and will begin to expire in the year 2025.

Deferred income taxes consist of the following at May 31, 2006 and 2005:

                                           May 31,
                                           -------
                                       2006         2005
                                    ---------     --------

Deferred tax assets                 $  21,000     $  3,000
Valuation allowance                   (21,000)      (3,000)
                                    $       -     $      -
                                    ----------    --------

NOTE 8 - SUBSEQUENT EVENT

On June 13, 2006 the Company entered into a promissory note with a related party for $2,000 due and payable on June 13, 2007. This promissory note carries a 4% annual interest rate and is payable on June 13, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the name, age and position of each of our directors and executive officers. Our officers and directors are as follows:

          NAME             AGE          POSITION
          ----             ---          --------
     MICHAEL CHAVEZ        27          President,
                               Chief Executive Officer,
                               Chief Financial Officer,
                                  Secretary, Treasurer
                                      and Director

     ARTHUR STONE          62       Vice President
                                     and Director

-------------------------------------------------------------------

MICHAEL CHAVEZ, PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

Mr. Chavez has served as our President, Chief Executive Officer, Secretary, Treasurer and Director since our incorporation on May 19, 2005. He has served as the owner/president of CCALL, Inc. Insurance ("CCALL") since July 2003 and currently spends approximately 10 hours per week working for CCALL and approximately 40-50 hours per week working for us. CCALL is an insurance broker for property and casualty insurance. He served as the Vice President of Operations and Business Development of JLML Holdings, Inc. from August 2000 to July 2003. JLML Holdings, Inc. was a commercial and residential development company. From June 1999 to August 2000, Mr. Chavez served as the Executive Manager of CCM Manufacturing Tech ("CCM Tech"). CCM Tech was a certified electronic manufacturing service company. From May 1996 to June 1999, Mr. Chavez served as an Account Executive for Micro-Media Solutions ("Micro-Media"). Micro Media was a network integration company. Mr. Chavez is currently an active member and supporter of the Greater Austin Hispanic Chamber of Commerce, Texas Association of Mexican American Chamber of Commerce, Member of the Hispanic Austin Leadership Alumni, and a member of the Mexi-Arte Museum in Austin, Texas.

ARTHUR  STONE,  VICE  PRESIDENT  AND  DIRECTOR

Arthur Stone has served as our Vice President and Director since May 19, 2005, and provides advisory services to us on an as needed basis, including advisory services in connection with marketing, corporate planning and the identification and introduction of potential strategic partners. Since January 1, 1987, he has served as President of Stone Technologies Corp. ("Stone") and he currently spends approximately 40 hours per week working for Stone and one (1) hour per week working for us. Stone is a high-tech research and design company, specializing in wireless communications equipment, as well as the manufacturing and electronic testing of the equipment. Since December 2004, he has served as a Director of CLX Investment Company, an investment company registered under the Investment Company Act of 1940 (publicly traded on the OTCBB under the symbol "CLXN"). From July 1975 to January 1987, he was served as President of ADS Security Systems, Inc ("ADS"). ADS was a security and fire alarm installation company, which manufactured and tested its products. From January 1965 to June 1975, he owned and operated Automatic Detection Systems. Automatic Detection Systems was a security and fire alarm installation company. From 1961 to 1982, Mr. Stone has completed 60 hours of Electrical Engineering course work at the University of Texas.

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

ITEM 10. EXECUTIVE COMPENSATION.

                                           Other
                                           Annual               Restricted
Name & Principal                           Compen-   Options       Stock
   Position           Year    Salary ($)   sation    SARs         Awards
-----------------    ------  -----------  --------  ---------  -----------

Michael Chavez        2006     $-0- (1)     -0-       -0-           -0-
President,            2005     $-0- (1)     -0-       -0-        2,700,000
shares(2)
Chief Executive Officer,
Secretary, Treasurer
and Director

Salaries above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

No executive employees have received more than $100,000 in compensation, including bonuses and options, since our inception.

(1) We have not paid Mr. Chavez any salary since our incorporation and no salary is being accrued. If we reach profitable operations and/or raise substantial additional funds in the future, our Board of Directors will determine whether it is in our best interest to provide a salary to Mr. Chavez.

(2) Mr. Chavez was issued 2,700,000 shares of our restricted Common Stock on May 24, 2005, in consideration for services he had provided and continues to provide to us as our President, Chief Executive Officer, Secretary, Treasurer and Director. We do not currently have an employment agreement with Mr. Chavez.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of August 16, 2006 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                               PERCENTAGE
                                                              BENEFICIALLY           PERCENTAGE
  NAME AND ADDRESS OF BENEFICIAL     SHARES BENEFICIALLY      OWNED BEFORE        BENEFICIALLY OWNED
              OWNER                         OWNED              OFFERING(1)         AFTER OFFERING
  ------------------------------     -------------------      ------------        ------------------


        MICHAEL CHAVEZ(2)
 8601 Rr 2222, Bldg. 1 Ste. 210           2,700,000               27.1 %                 27.1 %
       Austin, Texas 78730

         ARTHUR STONE(3)
  8601 Rr 2222, Bldg. 1 Ste. 210          2,700,000               27.1 %                 27.1 %
       Austin, Texas 78730

          DAVID LOEV (4)
  2777 Allen Parkway, Suite 1000          2,825,000               28.0 %(5)              28.0 %(5)
       Houston, Texas 77019

         CHRIS WARREN
   Level 41, Emirates Tower                 900,000                9.5 %                  9.5 %
       Sheikh Zayed Road
         P.O. Box 14069
  Dubai, United Arab Emirates
 ===============================     ===================      ============        ==================

 ALL OFFICERS AND DIRECTORS AS A
       GROUP (2 PERSONS)                  5,400,000               54.3 %                 54.3 %


(1) Using 9,950,000 shares of Common Stock issued and outstanding as of August 16, 2006.

(2) Michael Chavez is our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

(3)  Arthur  Stone  is  our  Vice  President  and  Director.

(4) Includes warrants to purchase 125,000 shares of our Common Stock at $0.025 per share, which are described in greater detail under "Description of Capital Stock," below.

(5) Using 10,075,000 shares of Common Stock outstanding, assuming the exercise of the 125,000 warrants held by David Loev.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On May 24, 2005, we issued 2,700,000 shares of our restricted Common Stock to Michael Chavez, our Chief Executive Officer, President, Treasurer, Secretary and Director in consideration for services rendered to us in connection with his positions as Chief Executive Officer, President, Treasurer, Secretary and
Director; 2,700,000 shares of our restricted Common Stock to Arthur Stone, our Vice President and Director in consideration for consulting services he rendered to us in connection with marketing, planning and identification and introduction to strategic partners; 2,700,000 shares of our restricted Common Stock and warrants to purchase 125,000 shares of our Common Stock at $0.025 per share to our attorney, David M. Loev in consideration for legal services rendered to us in connection with the drafting of legal documents in connection with our private placement and this Form SB-2 Registration Statement; and 900,000 shares of our restricted common stock to Chris Warren, the president of Philtex, in consideration for consulting services rendered to us in connection with the registration of shipping vessels and with providing maritime services in the Americas. The aggregate of 9,000,000 shares of our Common Stock which were issued to Messrs. Chavez, Stone, Loev and Warren were valued at $9,000 or $0.001 per share.

On August 15, 2005, we entered into a Marketing Agreement with Philtex Consultants Corporation ("Philtex"), whose president is Chris Warren, who holds 900,000 shares of our Common Stock, representing 9.5% of our issued and outstanding Common Stock as of the filing of this report. The Marketing
Agreement has a term of three (3) years and shall automatically renew for additional one year terms unless terminated earlier by written notice from either party with our without cause. The Marketing Agreement gives us exclusive right to promote, market and sell Philtex's products and services to customers in North and South America, and for Philtex to pay us a fee of ninety percent
(90%) of the gross revenue of our sales of Philex's products (the Marking Agreement is described in greater detail above under "Description of Business," under "Marketing Agreement").

On February 22, 2006, we entered into "Amendment No. 1 to Marketing Agreement" (the "Marketing Agreement Amendment") with Philtex. The Marketing Agreement Amendment was effective as of the date of the original Marketing Agreement dated August 15, 2005. Pursuant to the Marketing Agreement Amendment, we and Philtex amended the Marketing Agreement to include a list of the services which Philtex granted us the right to promote, market and sell pursuant to the Marketing Agreement Amendment, which list was mistakenly left out of the original Marketing Agreement. Additionally, the Marketing Agreement Amendment included a provision which provided that until such time as we are able to offer services, that we may refer/outsource services through Philtex, and that in consideration for the work performed in connection with such referral that Philtex will retain a greater percentage of the gross revenues of any sale, which percentage will be determined on a sale by sale basis after taking into account Philtex's cost of services performed. Throughout this Prospectus references to the Marketing Agreement include the amendments affected by the Marketing Agreement Amendment, unless otherwise stated.

On February 22, 2005, effective as of May 13, 2005, we entered into a Promissory Note with David M. Loev, Attorney at Law, our attorney, to evidence the $15,000, which we owed Mr. Loev pursuant to our Engagement Agreement with Mr. Loev as of that date (explained in greater detail under "Liquidity and Capital Resources," above. Pursuant to the Promissory Note, we agreed to pay Mr. Loev $15,000 in $5,000 increments as follows (the "Goals"):

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

On March 22, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on March 22, 2007. If an event of default occurs under the Promissory Note, defined as if we fail to make a timely payment on the Promissory Note, breach any agreement entered into with Mr. Chavez, make any false representation to Mr. Chavez, or if we become insolvent, Mr. Chavez can declare all sums due and payable, together with any interest.

On June 13, 2006, we entered into a $2,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on June 13, 2007. If an event of default occurs under the Promissory Note, defined as if we fail to make a timely payment on the Promissory Note, breach any agreement entered into with Mr. Chavez, make any false representation to Mr. Chavez, or if we become insolvent, Mr. Chavez can declare all sums due and payable, together with any interest.

ITEM 13. EXHIBITS

a)     The exhibits listed below are filed as part of this annual report.

EXHIBIT NO.          DESCRIPTION OF EXHIBIT
3.1(1)          Articles of Incorporation

3.2(1)          Bylaws

10.1(1)         Marketing Agreement

10.2(2)         Amendment No. 1 to the Marketing Agreement

10.3(2)         Promissory Note with David Loev

10.4(3)         Promissory Note with Michael Chavez in the amount of $4,000

10.5*           Promissory Note with Michael Chavez in the amount of $4,000

10.6*           Promissory Note with Michael Chavez in the amount of $2,000

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

(3) Filed as an exhibit to our report on Form 10-QSB, filed with the Commission on April 18, 2006, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

We have not filed any reports on Form 8-K.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES

The aggregate fees billed for the fiscal years ended May 31, 2006 and 2005, for professional services rendered by the Company's principal accountants, LBB & Associates Ltd., LLP for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $10,800 and $0, respectively. The Company did not file any Quarterly Reports on Form 10-QSB for the year ended May 31, 2005, as the Company only became a publicly reporting company during the year ended May 31, 2006.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ALLMARINE CONSULTANTS CORPORATION
                            By:    /s/ Michael Chavez
                                   -----------------------
                            Name:  Michael Chavez
                            Title: Chief Executive Officer and
                                   Principal Financial Officer
                            Date:  August 28, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                 TITLE                         DATE
     ---------                 -----                         ----

/s/ Michael Chavez      Chief Executive Officer,           August 28, 2006
------------------      Chief Financial Officer,
    Michael Chavez    Principal Accounting Officer,
                    Treasurer, Secretary and Director


/s/ Arthur Stone       Vice President and Director         August 28, 2006
----------------
   Arthur Stone