Form 10QSB
period 2006-08-31
Allmarine Consultants CORP
filed 2006-10-16
CIK 1343957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   ----------
               Commission file number 333-130492


                       ALLMARINE CONSULTANTS CORPORATION
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)


              Nevada                                  35-2255990
              ------                                  ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                          8601 RR 2222 Bldg 1 Suite 210
                               Austin, Texas 78730
                               -------------------
                    (Address of principal executive offices)

                                  (512)689-7787
                                  -------------
                         (Registrant's telephone number)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

     As of October 5, 2006, 9,950,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                                        ALLMARINE CONSULTANTS CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)
                                                  BALANCE SHEET
                                                 AUGUST 31, 2006
                                                   (UNAUDITED)



                                                     ASSETS

Current assets
  Cash                                                                                                 $     107
                                                                                                       ---------
Total Assets                                                                                           $     107
                                                                                                       =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                                         4,946
  Accounts payable and accrued interest - related party                                                    4,411
  Notes payable - related party                                                                           25,000
                                                                                                       ---------
    Total current liabilities                                                                             34,357
                                                                                                       ---------

Commitments

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding              -
  Common stock, $.001 par value, 100,000,000 shares authorized, 9,950,000 shares issued and outstanding    9,950
  Additional paid in capital                                                                              25,576
  Deficit accumulated during the development stage                                                       (69,776)
                                                                                                       ---------
    Total stockholders' deficit                                                                          (34,250)
                                                                                                       ---------

Total Liabilities and Stockholders' Deficit                                                            $     107
                                                                                                       =========

                   The accompanying notes are an integral part of these financial statements.




                       ALLMARINE CONSULTANTS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 Three months ended August 31, 2006 and 2005
        and period from May 19, 2005 (Inception) through August 31, 2006
                                  (Unaudited)


                                         Three months ended      Inception
                                      ------------------------    through
                                       August 31,   August 31,   August 31,
                                         2006         2005          2006
                                      -----------  -----------  -----------
Operating expenses:
  General and administrative          $     7,229  $    18,055  $    69,114
                                      -----------  -----------  -----------
Loss from operations                        7,229       18,055       69,114
Interest expense                              407            -          662
                                      -----------  -----------  -----------

Net loss                              $    (7,636) $   (18,055) $   (69,776)
                                      ===========  ===========  ===========

Net loss per share:
  Basic and diluted                   $     (0.00) $     (0.00)
                                      ===========  ===========

Weighted average shares outstanding:
  Basic and diluted                     9,950,000    9,000,000
                                      ===========  ===========




   The accompanying notes are an integral part of these financial statements.


                                           ALLMARINE CONSULTANTS CORPORATION
                                             (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS
                                     Three months ended August 31, 2006 and 2005
                             and period from May 19, 2005 (Inception) through August 31, 2006
                                                       (UNAUDITED)

                                                                                            Three months ended      Inception
                                                                                          -----------------------    through
                                                                                          August 31,   August 31,   August 31,
                                                                                             2006         2005         2006
                                                                                          ----------   ----------   ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net loss                                                                               $   (7,636)  $  (18,055)  $  (69,776)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Common shares issued for services                                                               -            -        9,000
   Stock warrants issued for service                                                               -        2,776        2,776
   Accrued interest - related party                                                              407            -          653
Changes in:
   Accounts payable                                                                            2,617       12,400        4,946
   Accounts payable - related party                                                            2,283          650        3,758
                                                                                          ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                                                         (2,329)      (2,229)     (48,643)
                                                                                          ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock issued for cash                                                                           -            -       23,750
   Repayments from notes payable - related   party                                                 -            -       (1,000)
   Proceeds from notes payable - related party                                                 2,000        3,000       26,000
                                                                                          ----------   ----------   ----------

 NET CASH FLOWS FROM FINANCING ACTIVITIES:                                                     2,000        3,000       48,750
                                                                                          ----------   ----------   ----------

NET CHANGE IN CASH                                                                              (329)         771          107
   Cash, beginning of period                                                                     436          100            -
                                                                                          ----------   ----------   ----------
   Cash, end of period                                                                    $      107   $      871   $      107
                                                                                          ----------   ----------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                           $        -   $        -   $        -
                                                                                          ==========   ==========   ==========
  Income taxes paid                                                                       $        -   $        -   $        -
                                                                                          ==========   ==========   ==========

                     The accompanying notes are an integral part of these financial statements.


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Allmarine Consultants Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. The Company's continuation as a going concern is dependent on its ability to obtain additional financing sufficient to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

NOTE  2  -  NOTES  PAYABLE  -  RELATED  PARTY

A promissory note for $2,000 was issued on June 13, 2006 to a Company Director. The note accrues interest at 4% per annum, and is due and payable on June 13, 2007.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ALLMARINE CONSULTANTS CORPORATION ("ALLMARINE", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2006.

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

PLAN  OF  OPERATIONS

We are currently funded solely through our shareholders. We believe that we can continue our operations, which operations currently include working to solicit business and establishing contracts, for approximately one to two months through funding which we anticipate being provided by our existing shareholders, if we are unable to raise revenues through our Marketing Agreement with Philtex. We estimate that we will require approximately $10,000 in additional funding to continue our business operations for the next twelve months. These estimates assume that we keep our expenses at their current levels as our Chief Executive Officer and sole employee, Michael Chavez draws no salary and provides us office space free of charge, and as a result of our low overhead. Additionally, it is anticipated that Mr. Chavez will provide us with additional funding if required, of which there is no assurance. However, as we had only $107 of cash on hand as of the filing of this report and have sufficient accounts payable, no assurance can be made that we will have sufficient funds to continue our operations, pay our auditors and law firm in connection with the review and preparation of our subsequent Securities and Exchange Commission reporting requirements and/or that we will not be de-listed or forced to cease all business activities, which would likely cause our securities to become worthless.

We currently plan to outsource (i.e. refer out the work to Philtex, for it to complete) all of our services to Philtex, with whom we have a Marketing
Agreement (as described above); however, the Marketing Agreement may be terminated by either party at any time, with or without cause, upon written notice to the other party. If Philtex was to stop providing us with outsourcing services, we could be forced to curtail or abandon our business operations.

We currently have limited operations which include working to establish contacts and solicit business. We have been promoting and marketing our services since the effective date of the Marketing Agreement with Philtex, however, we have not generated any revenues, and have not performed any services under the Marketing Agreement and have no clients as of the date of this report. We believe that it takes time for any new company with limited experience, which is offering services in a new industry, such as the Marine Services industry, to gain acceptance in the industry and generate relationships and eventually revenues. As such, we anticipate beginning to generate revenues and outsource the majority of our operations through Philtex in approximately the 3rd quarter of 2007. We plan to pay Philtex additional fees in connection with their outsourcing of certain work on a sale by sale basis (as described above under "Marketing Agreement"). We anticipate retaining approximately 50% of the total revenues from any sale which we outsource through Philtex which percentage may be greater or less depending upon our negotiations with Philtex. We anticipate the average cost of each sale, including registry services, insurance brokering and surveying to be approximately $20,000 to $25,000. In approximately six (6) to twelve (12) months, we hope to be able to offer services on our own, using only Philtex's contacts, and not refer such business directly to Philtex to complete, at which time we will receive 90% of the revenues received through such sales pursuant to the Marketing Agreement.

Additionally, we have plans to generate revenues separate from Philtex, in approximately the 1st or 2nd quarter of 2008, if we are able to add clients and contracts, and raise additional capital to operate separate from Philtex, of which there is no assurance, at which time we plan to terminate the Marketing Agreement pursuant to the termination provisions of the Marketing Agreement (described above under "Marketing Agreement").

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

EMPLOYEES

We currently have one employee, our Chief Executive Officer, Michael Chavez, who manages our operations and who works for us approximately 40 hours per week.

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2005

We had no revenues for either the three months ended August 31, 2006, or the three months ended August 31, 2005.

We had total general and administrative expenses of $7,229 for the three months ended August 31, 2006, compared to total general and administrative expenses of $18,055 for the three months ended August 31, 2005, which represented a decrease in general and administrative expenses of $10,826 or 60% from the prior period.

General and administrative expenses decreased from the prior period due to increased accounting expenses during the three months ended August 31, 2005, in connection with the audit and review of our annual and quarterly financial statements, which were included in our Private Placement Memorandum, pursuant to which we sold certain shares of common stock from September through November 2005.

We had interest expense of $407 for the three months ended August 31, 2006, compared to interest expense of $0 for the three months ended August 31, 2005.

The interest expense for the three months ended August 31, 2006, was in connection with interest which accrued on certain notes entered into with Michael Chavez, our Chief Executive Officer, and David M. Loev, our legal counsel, as described below.

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

Under the Promissory Note, we agreed to pay Mr. Loev the $15,000 which he was still owed pursuant to the Engagement Agreement by May 13, 2006, regardless of whether the Goals are met. As such amount was not paid to Mr. Loev as of May 13, 2006, the $15,000 unpaid amount of the Promissory Note bears interest at seven percent (7.0%) per annum until paid in full, which interest is payable monthly in arrears, calculated based on a 360 day year. We have not paid Mr. Loev any amount of the outstanding principal or interest due on the Promissory Note as of the date of this filing, and such Promissory Note accrued $165 of interest for the year ended May 31, 2006, and approximately $268 of interest for the three months ended August 31, 2006.

We had a net loss of $7,636 for the three months ended August 31, 2006, compared to a net loss of $18,055 for the three months ended August 31, 2005, a $10,419 or 57.7% decrease in net loss from the prior period. The decrease in our net loss was mainly due to the 60% decrease in general and administrative expenses for the three months ended August 31, 2006, compared to the three months ended August 31, 2005, which was offset by the $407 increase in interest expense for the three months ended August 31, 2006, compared to the three months ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $107 consisting solely of cash as of August 31, 2006.

We had total liabilities of $34,357 as of August 31, 2006, consisting solely of current liabilities, which included $4,946 of accounts payable, $4,411 of accounts payable and accrued interest, related party and $25,000 of notes payable to related parties, which includes the Promissory Note payable to Mr. Loev and the Notes payables to Mr. Chavez.

We had a working capital deficit as of $34,250 and a total deficit accumulated during the development stage of $69,776 as of August 31, 2006.

We had $2,329 of net cash used in operating activities for the three months ended August 31, 2006, which included $7,636 of net loss offset by $407 of accrued interest, related party, and an increase of $2,617 in accounts payable, and $2,283 increase in accounts payable to related party, which mainly related to amounts owed to Mr. Chavez, in connection with his notes payable.

We had net cash flows from financing activities of $2,000, which was solely due to Mr. Chavez's June 2006 loan in the amount of $2,000, as described above.

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


                                  RISK FACTORS
                            -------------------------
You should carefully consider the following risk factors and other information in our annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The business and the value of our common stock are subject to the following Risk
Factors:

WE  WILL NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We will depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for the next one to two months with financing provided by such shareholders, due to the fact that our total expenses are low, Michael Chavez, our sole officer, Director and employee has not been paid any salary to date and has agreed to provide us additional funding in the future in addition to the $10,000 which he had already provided us pursuant to certain Notes, described above, if needed, and due to the fact that we are provided office space at no cost to us by Mr. Chavez. However, due to the fact that we only had $107 in cash as of the filing of this report, no assurance can be made that we will be able to raise sufficient capital to continue our business activities, and/or maintain our Securities and Exchange Commission reporting obligations. We currently plan to outsource/refer any clients we receive to Philtex; however, we plan to conduct our own operations in the future through contacts gained through our Marketing Agreement with Philtex (explained below) and to operate separately from Philtex in the future, finances permitting. To accomplish those goals and/or if our expenses rise or our current shareholders cease funding our operations, we will be forced to raise additional capital through the sale of debt and/or equity securities. Additionally, the $10,000 which we owe to Mr. Chavez is due in February, March and June 2007, as provided above, and we can give no assurance that we will have sufficient funds to repay such Notes when due. If we are unable to raise the additional funds we require, we may be forced to abandon our current business plan or we may be unable to meet our public filing requirements with the SEC, which could cause us to be de-listed. If you invest in us and we are unable to raise the required funds, meet our filing obligations and/or if we are de-listed from the OTCBB, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since inception and have incurred substantial losses totaling $69,114 as of August 31, 2006. We had negative net working capital of $34,250 as of August 31, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE MAY NOT GENERATE ANY REVENUES IN THE FUTURE, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our accumulated deficit as of August 31, 2006, was $69,776. We are currently being funded by existing shareholders, including our Chief Executive Officer and Director, Michael Chavez, who has loaned us $10,000 to date, and anticipate being able to continue our business operations for approximately the next one to two months if we are unable to raise any additional capital. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

WE DEPEND HEAVILY ON MICHAEL CHAVEZ AND ARTHUR STONE, OUR OFFICERS AND DIRECTORS, AND IF WE WERE TO LOSE THEIR SERVICES, WE MAY BE FORCED TO ABANDON OR CURTAIL OUR BUSINESS PLAN AND OPERATIONS.

Our future performance is substantially dependent on the performance of Michael Chavez, our President. The loss of the services of Mr. Chavez or Mr. Stone could have a material adverse effect on our business, results of operations or financial condition. We do not currently have an employment agreement with or any "key man" insurance on Mr. Chavez or Mr. Stone. In addition, the absence of Mr. Chavez or Mr. Stone will force us to seek replacements who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement. Moving forward, should we lose the services of Mr. Chavez or Mr. Stone, for any reason, we will incur costs associated with recruiting a replacement and any delays could harm our operations. If we are unable to replace Mr. Chavez or Mr. Stone with other suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and planned activities, which would likely cause a decrease in the value of our securities. Additionally, as a result of the loss of Mr. Chavez or Mr. Stone, we could be forced to abandon or change our current business plan, which changed business plan could have significant risks associated with it, and which could cause the value of our securities to become worthless.

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

We are currently highly dependent on Philtex Corporation, Ltd., ("Philtex") as we plan to outsource (i.e. refer) all of our operations and services through Philtex, beginning in approximately the third quarter of 2007, and continuing for approximately six (6) to twelve (12) months thereafter and use Philtex's contracts and connections through the Marketing Agreement (described below) for approximately another six (6) to twelve (12) months thereafter, once we have operations. Additionally, we will be dependent on Philtex for Philtex's ability to sell the registry of several countries which whom Philtex has government authorization from, as we do not have any ability to sell registries on our own. We currently have a Marketing Agreement with Philtex whereby Philtex has granted us the exclusive right to promote, market and sell Philtex's products and services in North and South America. We have earned no revenues through our Marketing Agreement with Philtex as of the date of this filing. Philtex or we may terminate the Marketing Agreement at any time with or without cause, for any reason, upon delivery of written notice thereof to the other. If we do not earn any revenues through our Marketing Agreement in the future, and/or if Philtex was to terminate the Marketing Agreement and we are unable to offer registry services, and/or if Philtex was to terminate the Marketing Agreement and compete with us in the same market, we would likely be forced to abandon our business operations and our operations would likely fail, causing any investment in us to become worthless.

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

We were formed as a Nevada corporation in May 2005. Aside from organizational costs incurred, we have not incurred significant expenses to date, but have also not generated any revenues, and we have a limited operating history. As such, it may be difficult to evaluate our business prospects. We are a development stage company with limited experience in the marine consulting business, which plans to begin outsourcing (i.e. referring) the majority of our operations through our Marketing Agreement with Philtex in approximately the third quarter of 2007, and continue for approximately six (6) to twelve (12) months thereafter and then to use Philtex's contracts and connections for approximately another six (6) to twelve (12) months thereafter; however, we will need to arrange new agreements, raise needed capital, and pay expenses and general administrative fees during that time and will need to raise substantial additional capital to offer services separate from Philtex, which we currently plan to offer in the future. Although we feel we have experienced officers and directors, we are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of marine consulting, such as ours, may have difficulty in continuing in the highly competitive marine consulting environment, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues to date and had a deficit accumulated during the development stage as of May 31, 2006 of $69,776. There is a risk that we will not generate any revenues through our Marketing Agreement with Philtex, and/or that we will never be able to operate separately from Philtex. If we never generate any revenues, we may be forced to abandon our business plan and any investment in us may become worthless.

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

ITEM 3.   CONTROLS AND PROCEDURES

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



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.      Description
-----------      ------------
10.1(1)          Marketing Agreement

10.2(2)          Amendment No. 1 to the Marketing Agreement

10.3(2)          Promissory Note with David Loev

10.4(3)          Promissory Note with Michael Chavez in the amount of $4,000

10.5(4)          Promissory Note with Michael Chavez in the amount of $4,000

10.6(4)          Promissory Note with Michael Chavez in the amount of $2,000

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

(4) Filed as an exhibit to our report on Form 10-KSB, filed with the Commission on August 29, 2006, an incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the no reports on Form 8-K during the period covered by this Report.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALLMARINE CONSULTANTS CORPORATION

DATED: October 16, 2006                  By: /s/ Michael Chavez
                                             ------------------------
                                             Michael Chavez
                                             Chief Executive Officer