Form 10QSB
period 2006-11-30
Allmarine Consultants CORP
filed 2007-01-22
CIK 1343957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 333-130492

ALLMARINE CONSULTANTS CORPORATION
---------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada	35-2255990
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8601 RR 2222 Bldg 1 Suite 210 Austin, Texas 78730
(Address of principal executive offices)

(512)689-7787
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of January 22, 2007, 9,950,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Traditional Small Business Disclosure Format (Check one): Yes [  ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

November 30,
2006
ASSETS	(Unaudited)

Current assets
Cash	$384

Total Assets	$384

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,125
Accounts payable - related parties	4,303
Advances from related parties	35,000
Total current liabilities	41,428

Commitments

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 9,950,000 shares issued and outstanding	9,950
Additional paid in capital	25,576
Deficit accumulated during the development stage	(76,570)
Total stockholders’ deficit	(41,044)

Total Liabilities and Stockholders’ Deficit	$384

The accompanying notes are an integral part of these financial statements.

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended November 30, 2006 and November 30, 2005

and Period from May 19, 2005 (Inception) through November 30, 2006

(Unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,	Inception Through November 30,
	2006	2005	2006	2005	2006
Operating expenses:
General and administrative	$6,314	$4,227	$13,544	$22,282	$75,438
Loss from operations	6,314	4,227	13,544	22,282	75,438

Interest expense	480	-	886	-	1,132

Net loss	$(6,794)	$(4,227)	$(14,430)	$(22,282)	$(76,570)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	9,950,000	9,950,000	9,950,000	9,252,240

The accompanying notes are an integral part of these financial statements.

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended November 30, 2006 and November 30, 2005

and Period from May 19, 2005 (Inception) through November 30, 2006

(Unaudited)

	Six Months Ended November 30,	Six Months Ended November 30,	Inception Through November 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,430)	$(22,282)	$(76,570)
Adjustments to reconcile net loss to net cash Used in operating activities:
Common shares issued for services	-	-	9,000
Stock warrants issued for service	-	2,776	2,776
Accrued Interest - Related parties	886	-	1,132
Changes in:
Accounts payable	(1,678)	-	2,125
Accounts payable - related party	3,171	(400)	3,171
NET CASH USED IN OPERATING ACTIVITIES	(12,051)	(19,906)	(58,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	23,750	23,750
Payments to related parties	-	-	(1,000)
Advances from related parties	12,000	-	36,000

CASH FLOWS FROM FINANCING ACTIVITIES:	12,000	23,750	58,750

NET CHANGE IN CASH	(51)	3,844	384
Cash, beginning of period	435	100	-
Cash, end of period	$384	$3,944	$384

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allmarine Consultants Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

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

A promissory note for $10,000 was issued on November 6, 2006 to a Company Director. The note accrues interest at 4% per annum, and is due and payable on November 6, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ALLMARINE CONSULTANTS CORPORATION ("ALLMARINE", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2006.

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

 We estimate that we will require approximately $10,000 in additional funding to continue our business operations for the next twelve months, not including any amounts which we owe to Mr. Chavez pursuant to promissory notes, whereby he has loaned us $20,000 to date and David M. Loev, our attorney, with whom we owe a $15,000 promissory note plus accrued and unpaid interest. These estimates assume that we keep our expenses at their current levels as our Chief Executive Officer and sole employee, Michael Chavez draws no salary and provides us office space free of charge, and as a result of our low overhead. Additionally, it is anticipated that Mr. Chavez will provide us with additional funding if required, of which there is no assurance. However, as we had only approximately $70 of cash on hand as of the filing of this report, no assurance can be made that we will have sufficient funds to continue our operations, pay our auditors and law firm in connection with the review and preparation of our subsequent Securities and Exchange Commission reporting requirements and/or that we will not be de-listed or forced to cease all business activities, which would likely cause our securities to become worthless.

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

We currently have limited operations which include working to establish contacts and solicit business. We have been promoting and marketing our services since the effective date of the Marketing Agreement with Philtex, however, we have not generated any revenues, and have not performed any services under the Marketing Agreement and have no clients as of the date of this report. We believe that it takes time for any new company with limited experience, which is offering services in a new industry, such as the Marine Services industry, to gain acceptance in the industry and generate relationships and eventually revenues. As such, we anticipate beginning to generate revenues and outsource the majority of our operations through Philtex in approximately the 1st quarter of 2008, if at all. We plan to pay Philtex additional fees in connection with their outsourcing of certain work on a sale by sale basis (as described above under "Marketing Agreement"). We anticipate retaining approximately 50% of the total revenues from any sale which we outsource through Philtex which percentage may be greater or less depending upon our negotiations with Philtex. We anticipate the average cost of each sale, including registry services, insurance brokering and surveying to be approximately $20,000 to $25,000. In approximately nine (9) to twelve (12) months, we hope to be able to offer services on our own, using only Philtex's contacts, and not refer such business directly to Philtex to complete, at which time we will receive 90% of the revenues received through such sales pursuant to the Marketing Agreement.

Additionally, we have plans to generate revenues separate from Philtex, in approximately the 3rd or 4th quarters of 2008, if we are able to add clients and contracts, and raise additional capital to operate separate from Philtex, of which there is no assurance, at which time we plan to terminate the Marketing Agreement pursuant to the termination provisions of the Marketing Agreement (described above under "Marketing Agreement").

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

Until we are able to offer services on our own, we will rely on Philtex's experience, representation agreements and government relations, and will outsource the majority of our operations through Philtex, and will retain 90% of the revenues of such operations minus a fee to be paid to Philtex which will be determined on a sale by sale basis in connection with the cost of the services performed by Philtex. After paying fees to Philtex, we anticipate retaining approximately 50% of the total revenues from any sale which we outsource through Philtex although this percentage may be greater or less depending upon our negotiations with Philtex. We hope to be able to offer our own services without the help of Philtex in approximately nine (9) to twelve (12) months, at which time we still rely on Philtex's contacts and contracts through the Marketing Agreement and will pay Philtex 10% of any revenues we receive pursuant to the Marketing Agreement, however we can provide no assurances that we will generate revenues in such time frame, if at all.

Additionally, we plan to terminate the Marketing Agreement in the future, assuming we are able to establish relationships with government bodies in certain Flag States, as well as establishing relationships with insurance companies which provide marine insurance for hull and machinery, protection and indemnity and cargo insurance, as well as contracts with surveyors. We hope to have established these relationships within approximately eighteen (18) to twenty-four (24) months, at which time we plan to offer products and services separately from Philtex and plan to terminate the Marketing Agreement at that time, pursuant to the termination provisions of the Marketing Agreement (described below under "Marketing Agreement"). If we are able to offer services on our own and terminate the Marketing Agreement, of which there can be no assurance, we will retain 100% of the revenues we receive, if any. We plan to receive fees from our clients at the time we are engaged by such clients.

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

EMPLOYEES

We currently have one employee, our Chief Executive Officer, Michael Chavez, who manages our operations and who works for us approximately 20 hours per week.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2005

We had no revenues for either the three months ended November 30, 2006, or the three months ended November 30, 2005.

We had total general and administrative expenses of $6,314 for the three months ended November 30, 2006, compared to total general and administrative expenses of $4,227 for the three months ended November 30, 2005, which represented an increase in general and administrative expenses of $2,087 or 49.4% from the prior period.

General and administrative expenses increased from the prior period due to increased accounting expenses during the three months ended November 30, 2006, in connection with the review of our quarterly financial statements, the drafting of our Form 10-QSB, and filing expenses with the Commission, as well as other costs and expenses associated with our public filings, which costs and expenses were not present during the three months ended November 30, 2006, as we were not a reporting company during the three months ended November 30, 2005.

We had interest expense of $480 for the three months ended November 30, 2006, compared to interest expense of $0 for the three months ended November 30, 2005.

The interest expense for the three months ended November 30, 2006, was in connection with interest which accrued on certain notes entered into with Michael Chavez, our Chief Executive Officer, and David M. Loev, our legal counsel, as described below.

On February 9, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on February 9, 2007 (the "February 2006 Note"). On March 22, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on March 22, 2007 (the "March 2006 Note"). On June 13, 2006, we entered into a $2,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on June 13, 2007 (the "June 2006 Note," and collectively with the February 2006 Note and the March 2006 Note, the "Notes"). On November 6, 2006, we entered into a $10,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal is due and payable on November 10, 2007 (the "November 2006 Note," and collectively with the February 2006 Note, the March 2006 Note, and the June 2006 Note, the "Notes"). If an event of default occurs under the Notes, defined as if we fail to make a timely payment on the Notes, the breach of any agreement entered into with Mr. Chavez, if we make any false representation to Mr. Chavez, or if we become insolvent, Mr. Chavez can immediately declare all sums due and payable under the notes, together with any interest

.

Mr. Chavez’s Notes accrued $129 in interest for the three months ended November 30, 2006.

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

Under the Promissory Note, we agreed to pay Mr. Loev the $15,000 which he was still owed pursuant to the Engagement Agreement by May 13, 2006, regardless of whether the Goals are met. As such amount was not paid to Mr. Loev as of May 13, 2006, the $15,000 unpaid amount of the Promissory Note bears interest at seven percent (7.0%) per annum until paid in full, which interest is payable monthly in arrears, calculated based on a 360 day year. We have not paid Mr. Loev any amount of the outstanding principal or interest due on the Promissory Note as of the date of this filing, and such Promissory Note accrued $165 of interest for the year ended May 31, 2006, and approximately $351 of interest for the three months ended November 30, 2006.

We had a net loss of $6,794 for the three months ended November 30, 2006, compared to a net loss of $4,227 for the three months ended November 30, 2005, a $2,567 or 60.7% increase in net loss from the prior period. The increase in our net loss was mainly due to the 49.4% increase in general and administrative expenses for the three months ended November 30, 2006, compared to the three months ended November 30, 2005, which was offset by the $480 increase in interest expense for the three months ended November 30, 2006, compared to the three months ended November 30, 2005.

SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2005

We had no revenues for either the six months ended November 30, 2006, or the six months ended November 30, 2005.

We had total general and administrative expenses of $13,544 for the six months ended November 30, 2006, compared to total general and administrative expenses of $22,282 for the six months ended November 30, 2005, which represented a decrease in general and administrative expenses of $8,738 or 39.2% from the prior period.

General and administrative expenses decreased from the prior period due to increased accounting expenses during the six months ended November 30, 2005, in connection with the audit and review of our annual and quarterly financial statements, which were included in our Private Placement Memorandum and Form SB-2 Registration Statement, pursuant to which we sold certain shares of common stock from September through November 2005 and registered certain of those shares with the Commission.

We had interest expense of $886 for the six months ended November 30, 2006, compared to interest expense of $0 for the six months ended November 30, 2005.

The interest expense for the six months ended November 30, 2006, was in connection with interest which accrued on certain Notes entered into with Michael Chavez, our Chief Executive Officer, and a Promissory Note issued to David M. Loev, our legal counsel, as described above.

Mr. Chavez’s Notes accrued $268 in interest for the six months ended November 30, 2006, and Mr. Loev’s Promissory Note accrued $618 in interest for the same period.

We had a net loss of $14,430 for the six months ended November 30, 2006, compared to a net loss of $22,282 for the six months ended November 30, 2005, a $7,852 or 35.2% decrease in net loss from the prior period. The decrease in our net loss was mainly due to the 39.2% decrease in general and administrative expenses for the six months ended November 30, 2006, compared to the six months ended November 30, 2005, which was offset by the $886 increase in interest expense for the six months ended November 30, 2006, compared to the six months ended November 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $384 consisting solely of cash as of November 30, 2006.

We had total liabilities of $41,428 as of November 30, 2006, consisting solely of current liabilities, which included $2,125 of accounts payable, $4,303 of accounts payable and accrued interest, related party and $35,000 of notes payable to related parties, which includes the Promissory Note payable to Mr. Loev and the Notes payables to Mr. Chavez.

We had a working capital deficit of $41,044 and a total deficit accumulated during the development stage of $76,570 as of November 30, 2006.

We had $12,051 of net cash used in operating activities for the six months ended November 30, 2006, which included $14,430 of net loss offset by $886 of accrued interest, related party, and an increase of $1,480 in accounts payable, and a $13 increase in accounts payable to related party, which mainly related to amounts owed to Mr. Chavez, in connection with his notes payable.

We had net cash flows from financing activities of $12,000, which was solely due to Mr. Chavez's June 2006 and November 2006 loans in the aggregate amount of $12,000, as described above.

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

The business and the value of our common stock are subject to the following Risk Factors:

WE WILL NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We will depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for the next one to two months with financing provided by such shareholders, due to the fact that our total expenses are low, Michael Chavez, our sole officer, Director and employee has not been paid any salary to date and has agreed to provide us additional funding in the future in addition to the $20,000 which he had already provided us pursuant to certain Notes, described above, if needed, and due to the fact that we are provided office space at no cost to us by Mr. Chavez. However, due to the fact that we only had approximately $70 in cash as of the filing of this report, no assurance can be made that we will be able to raise sufficient capital to continue our business activities, and/or maintain our Securities and Exchange Commission reporting obligations.

We currently plan to outsource/refer any clients we receive to Philtex; however, we plan to conduct our own operations in the future through contacts gained through our Marketing Agreement with Philtex (explained below) and to operate separately from Philtex in the future, finances permitting. To accomplish those goals and/or if our expenses rise or our current shareholders cease funding our operations, we will be forced to raise additional capital through the sale of debt and/or equity securities. Additionally, the $20,000 which we owe to Mr. Chavez is due in February, March, June 2007 and November 2006, as provided above, and we can give no assurance that we will have sufficient funds to repay such Notes when due. If we are unable to raise the additional funds we require, we may be forced to abandon our current business plan or we may be unable to meet our public filing requirements with the SEC, which could cause us to be de-listed. If you invest in us and we are unable to raise the required funds, meet our filing obligations and/or if we are de-listed from the OTCBB, your investment could become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since inception and have incurred substantial losses totaling $76,570 as of November 30, 2006. We had negative net working capital of $41,044 as of November 30, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE MAY NOT GENERATE ANY REVENUES IN THE FUTURE, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our accumulated deficit as of November 30, 2006, was $76,570. We are currently being funded by existing shareholders, including our Chief Executive Officer and Director, Michael Chavez, who has loaned us $20,000 to date, and anticipate being able to continue our business operations for approximately the next one to two months if we are unable to raise any additional capital. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

We are currently highly dependent on Philtex Corporation, Ltd., ("Philtex") as we plan to outsource (i.e. refer) all of our operations and services through Philtex, beginning in approximately the first quarter of fiscal 2008, and continuing for approximately nine (9) to twelve (12) months thereafter and use Philtex's contracts and connections through the Marketing Agreement (described below) for approximately another six (6) to twelve (12) months thereafter, once we have operations. Additionally, we will be dependent on Philtex for Philtex's ability to sell the registry of several countries which whom Philtex has government authorization from, as we do not have any ability to sell registries on our own. We currently have a Marketing Agreement with Philtex whereby Philtex has granted us the exclusive right to promote, market and sell Philtex's products and services in North and South America.   We have earned no revenues through our Marketing Agreement with Philtex as of the date of this filing.

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

We were formed as a Nevada corporation in May 2005. Aside from organizational costs incurred, we have not incurred significant expenses to date, but have also not generated any revenues, and we have a limited operating history. As such, it may be difficult to evaluate our business prospects. We are a development stage company with limited experience in the marine consulting business, which plans to begin outsourcing (i.e. referring) the majority of our operations through our Marketing Agreement with Philtex in approximately the first quarter of fiscal 2008, and continue for approximately nine (9) to twelve (12) months thereafter and then to use Philtex's contracts and connections for approximately another six (6) to twelve (12) months thereafter; however, we will need to arrange new agreements, raise needed capital, and pay expenses and general administrative fees during that time and will need to raise substantial additional capital to offer services separate from Philtex, which we currently plan to offer in the future. Although we feel we have experienced officers and directors, we are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of marine consulting, such as ours, may have difficulty in continuing in the highly competitive marine consulting environment, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues to date and had a deficit accumulated during the development stage as of November 30, 2006 of $76,570. There is a risk that we will not generate any revenues through our Marketing Agreement with Philtex, and/or that we will never be able to operate separately from Philtex. If we never generate any revenues, we may be forced to abandon our business plan and any investment in us may become worthless.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description

10.1(1)	Marketing Agreement

10.2(2)	Amendment No. 1 to the Marketing Agreement

10.3(2)	Promissory Note with David Loev

10.4(3)	Promissory Note with Michael Chavez in the amount of $4,000

10.5(4)	Promissory Note with Michael Chavez in the amount of $4,000

10.6(4)	Promissory Note with Michael Chavez in the amount of $2,000

10.7*	Promissory Note with Michael Chavez in the amount of $10,000

31.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Warrant Agreement with David M. Loev

(1)	Filed as exhibits to our Form SB-2 Registration Statement, filed with the Commission on December 20, 2005 and incorporated herein by reference.

(2)	Filed as exhibits to our amended Form SB-2 Registration Statement, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to our report on Form 10-QSB, filed with the Commission on April 18, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our report on Form 10-KSB, filed with the Commission on August 29, 2006, an incorporated herein by reference.

* Filed Herein.

b) REPORTS ON FORM 8-K

The Company filed the no reports on Form 8-K during the period covered by this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLMARINE CONSULTANTS CORPORATION

ALLMARINE CONSULTANTS CORPORATION

DATED: January 22, 2007	By: /s/ Michael Chavez
Michael Chavez President