Form 10QSB
period 2007-02-28
Allmarine Consultants CORP
filed 2007-04-23
CIK 1343957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

(512) 689-7787
(Registrant's telephone number)

  Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

  As of April 17, 2007, 995,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

February 28,
2007
ASSETS	(Unaudited)

Current assets
Cash	$69

Total Assets	$69

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,170
Accounts payable and accrued interest - related parties	5,008
Notes payable - related parties	35,000
Total current liabilities	44,178

Commitments

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 995,000 shares issued and outstanding	995
Additional paid in capital	34,531
Deficit accumulated during the development stage	(79,635)
Total stockholders’ deficit	(44,109)

Total Liabilities and Stockholders’ Deficit	$69

The accompanying notes are an integral part of these financial statements.

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended February 28, 2007 and February 28, 2006
and Period from May 19, 2005 (Inception) through February 28, 2007
(Unaudited)

	Three Months Ended February 28,	Three Months Ended February 28,	Nine Months Ended February 28,	Nine Months Ended February 28,	Inception Through February 28,
	2007	2006	2007	2006	2007
Operating expenses:
General and administrative	$2,602	$22,598	$16,146	$44,880	$78,040
Loss from operations	2,602	22,598	16,146	44,880	78,040

Interest expense	463	9	1,349	9	1,595

Net loss	$(3,065	$(22,607	$(17,495	$(44,889	$(79,635)

Net loss per share:
Basic and diluted	$(0.00	$(0.02	$(0.02	$(0.05
Weighted average shares outstanding:
Basic and diluted	995,000	995,000	995,000	995,000

The accompanying notes are an integral part of these financial statements.

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended February 28, 2007 and February 28, 2006
and Period from May 19, 2005 (Inception) through February 28, 2007
(Unaudited)

	Nine Months Ended February 28,	Nine Months Ended February 28,	Inception Through February 28,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,495)	$(44,889)	$(79,635)
Adjustments to reconcile net income to net cash provided by operating activities:
Common shares issued for services	-	-	9,000
Stock warrants issued for service	-	2,776	2,776
Accrued Interest - related party	1,349	-	1,595
Changes in:
Accounts payable	987	(250)	4,170
Accounts payable - related party	2,793	1,359	3,413
NET CASH USED IN OPERATING ACTIVITIES	(12,366)	(41,004)	(58,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	23,750	23,750
Repayments of advances from related parties	-	(1,000)	(1,000)
Proceeds from notes payable - related parties	12,000	19,600	36,000

CASH FLOWS FROM FINANCING ACTIVITIES:	12,000	42,350	58,750

NET CHANGE IN CASH	(366)	1,346	69
Cash, beginning of period	435	100	-
Cash, end of period	$69	$1,446	$69

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 3 - SUBSEQUENT EVENT

A promissory note for $5,000 was issued on March 28, 2007 to a Company Director. The note accrues interest at 4% per annum, and is due and payable on March 28, 2008.

On March 5, 2007, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to affect a 1:10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split”) and to reauthorize 110,000,000 shares, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”). This reverse stock split is presented retroactively throughout this Form 10QSB and the financial statements.

On April 17, 2007, three of our majority shareholders entered into a Stock Purchase Agreement, whereby a third party, MV Equity Partners, Inc. (“MV”), agreed to purchase 510,000 shares of our common stock for aggregate consideration of $450,000 (of which $50,000 which was received in March 2007 and used to pay Company debts). The 510,000 shares which MV agreed to purchase will be purchased from Michael Chavez, our Chief Executive Officer and Director, Arthur Stone, our Director and David M. Loev, our corporate counsel in equal amounts of 170,000 shares each. The Stock Purchase Agreement also contemplates us completing a reverse merger transaction (the “Reverse Merger”) and a private placement of securities simultaneously therewith. We previously received $50,000 from MV on or about April 6, 2007, pursuant to the Stock Purchase, which funds we have used to pay liabilities of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ALLMARINE CONSULTANTS CORPORATION ("ALLMARINE", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2006.

BUSINESS HISTORY

We were incorporated as "Allmarine Consultants Corporation," in Nevada on May 19, 2005. To date, we have generated no revenues, have performed no services and have no clients.

On March 5, 2007, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to affect a 1:10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split”) and to reauthorize 110,000,000 shares, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”). The affect of the reverse stock split has been affected throughout this Form 10-QSB and the accompanying financial statements.

All of our current business operations are currently affected through our Marketing Agreement with Philtex (defined and explained in greater detail below); however, we currently plan to enter into a reverse merger transaction in the future; however, we have not entered into any agreements or understandings to date, at which time our business operations will change and we will likely cease our ship registry and marine service operations. If such proposed reverse merger transaction is not consummated in the future, we will continue our ship, corporate registry services, and other maritime services described below, funding permitting.

Those planned services currently include ship and corporate registries, providing maritime services to ship owners and operators including registration and deletion of merchant vessels, bareboat/dual registry, registration of mortgages, classification and technical surveys such as load line and Safety of Life at Sea ("SOLAS"). Additionally, through Philtex, we plan to conduct pre-purchase, condition and cargo gear surveys, International Safety Management ("ISM") consulting and certificates, International Ship and Port Facility Security ("ISPS") implementation and certificates and we additionally offer Continuous Discharge Certificates ("CDC") for seafarers, vessel history & investigation, marine insurance, corporate formation & structure, legal services, and general consultancy to ships owners and managers. We currently plan to run all of our operations through our Marketing Agreement with Philtex Corporation, Ltd., a Dubai, United Arab Emirates corporation ("Philtex"). Philtex's president is Chris Warren, who holds 900,000 shares of our common stock. Although we have been promoting and marketing our services since the effective date of the Marketing Agreement (described below), we have no operations as of the date of this report.

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

The nature of the relationship between us and Philtex is limited to the terms and conditions of the Marketing Agreement (described below). Philtex and us will have complete autonomy, but will engage in similar business activities involving the registration and classification of merchant ships and company formation under variousnationalities. Through Philtex we also plan to offer independent surveys, registration services, negotiating protection and claim handling. Additionally, we plan to provide our clients with ship classification services, through our Marketing Agreement with Philtex, including technical assessment, verification services as well as certification and consultancy services. We also plan to occasionally act as a broker between buyers and sellers of vessels and we plan to outsource (i.e. refer out the work to Philtex, for it to complete) marine insurance services including hull and machinery, protection and indemnification and cargo insurance, to third parties through our Marketing Agreement with Philtex.

PLAN OF OPERATIONS

We are currently funded solely through our shareholders. We believe that we can continue our operations, which operations currently include working to solicit business and establishing contracts, for approximately one to two months through the $50,000 received pursuant to the Stock Purchase Agreement with MV Equity Partners, Inc., described in greater detail below. We estimate that we will require approximately $50,000 in additional funding to continue our business operations for the next twelve months, not including any amounts which we owe to Mr. Chavez pursuant to promissory notes, whereby he has loaned us $25,000 to date, of which $20,000 was repaid in April 2007, and David M. Loev, our attorney, with whom we owe approximately $6,000 pursuant to a promissory note plus accrued and unpaid interest plus outstanding legal fees as of March 31, 2007. However, we currently anticipate entering into a reverse merger transaction in the future, although we have not entered into any agreements or understandings to date, at which time our business operations will likely change, we will cease our ship registry and marine service operations and our current officers and Directors will change.

However, as we had only approximately $70 of cash on hand as of February 28, 2007, and had limited funds remaining from the $50,000 we received pursuant to the Stock Purchase Agreement described below, no assurance can be made that we will have sufficient funds to continue our operations, pay our auditors and law firm in connection with the review and preparation of our subsequent Securities and Exchange Commission reporting requirements and/or that we will not be de-listed or forced to cease all business activities, which would likely cause our securities to become worthless, if the planned reverse merger transaction is not consummated.

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

Until we are able to offer services on our own, we will rely on Philtex's experience, representation agreements and government relations, and will outsource the majority of our operations through Philtex, and will retain 90% of the revenues of such operations minus a fee to be paid to Philtex which will be determined on a sale by sale basis in connection with the cost of the services performed by Philtex. After paying fees to Philtex, we anticipate retaining approximately 50% of the total revenues from any sale which we outsource through Philtex although this percentage may be greater or less depending upon our negotiations with Philtex. We plan to terminate the Marketing Agreement in the future, assuming we are able to establish relationships with government bodies in certain Flag States, as well as establishing relationships with insurance companies which provide marine insurance for hull and machinery, protection and indemnity and cargo insurance, as well as contracts with surveyors, of which there can be no assurance.

We are currently in discussions with a third party regarding entering into a reverse merger, with whom we have not entered into any agreements or understandings to date, at which time our business operations will change, we will cease or spin off our ship registry and marine service operations, and our current officers and Directors will change.

SUBSEQUENT EVENTS

Certificate of Amendment

On March 5, 2007, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to affect a 1:10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split”) and to reauthorize 110,000,000 shares, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”).

Additionally, the Amendment provided that shares of our preferred stock may be issued from time to time in one or more series, with distinctive designation or title as shall be determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by our Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

The Amendment was approved by consent to action without a meeting by shareholders owning 8,100,000 shares of common stock, representing 81.4% of the company’s then outstanding shares. The Reverse Split became effective with the Over-The-Counter Bulletin Board at the open of business on March 23, 2007, at which time our trading symbol changed to “ALMN.” The affect of the reverse stock split has been affected throughout this Form 10-QSB and the accompanying financial statements.

Stock Purchase Agreements

On April 17, 2007, three of our majority shareholders entered into a Stock Purchase Agreement, whereby a third party, MV Equity Partners, Inc. (“MV”), agreed to purchase 510,000 shares of our common stock for aggregate consideration of $450,000 (of which $50,000 which has previously been received and been used to pay Company debts). The 510,000 shares which MV agreed to purchase will be purchased from Michael Chavez, our Chief Executive Officer and Director, Arthur Stone, our Director and David M. Loev, our corporate counsel in equal amounts of 170,000 shares each. The Stock Purchase Agreement also contemplates us completing a reverse merger transaction (the “Reverse Merger”) and a private placement of securities simultaneously therewith. We previously received $50,000 from MV on or about April 6, 2007, pursuant to the Stock Purchase, which funds we have used as follows:

•	$26,455 to the Company of which $20,000 was used to repay Mr. Chavez’s promissory notes and $6,455 was utilized for working capital purposes;
•	$13,161 to David M. Loev, in consideration for outstanding legal fees; and
•	$10,000 towards the principal amount of Mr. Loev’s promissory note (described in greater detail below).

The anticipated closing date of the MV Stock Purchase Agreement is the closing date of the Reverse Merger. If the closing of the Reverse Merger does not occur prior to June 15, 2007, which date can be extended by MV until July 27, 2007. MV may cancel the Stock Purchase Agreement with three (3) days prior written notice to the purchasers. The Stock Purchase Agreement contemplates us not having more than $25,000 in liabilities as of the closing date, which liabilities are anticipated to be paid on such closing date by the company with whom we merge and/or acquires us.

In the event the MV Stock Purchase Agreement does not close by June 15, 2007 (or July 27, 2007, if such date is extended by MV), or in the event that any of the purchasers breach any other term or condition of the Stock Purchase Agreement, we are required to issue MV a promissory note in the amount of $50,000, which shall bear interest at the rate of 5% per annum, and be due and payable upon the earlier of i) the sale by us of any of our securities to any third party, ii) the merger of us with any entity not introduced by MV or MVI (as defined below), or iii) one year from the date of such original breach.

We also entered into a Stock Purchase Agreement on April 17, 2007, with Mastodon Ventures, Inc. (“MVI”) to purchase an aggregate of 1,005,000 shares of our common stock for aggregate consideration of $1,050 (or $0.001 per share). The consummation of the Reverse Merger by June 15, 2007, which date can be extended by MVI until July 27, 2007, is a condition precedent to the closing of the Stock Purchase Agreement with MVI. If the closing of the Reverse Merger does not occur prior to June 15, 2007 (or July 27, 2007, if such date is extended by MVI), MVI may cancel the Stock Purchase Agreement with three (3) days prior written notice to us. The Stock Purchase Agreement contemplates us not having more than $25,000 in liabilities as of the closing date, which liabilities are anticipated to be paid on such closing date by the company with whom we merge and/or acquires us.

The shares which we agreed to sell as described above have not been issued to date, and as such have not been included in the outstanding shares listed throughout this Form 10-QSB filing.

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

Assuming we enter into a reverse merger transaction in the future, of which there can be no assurance, as we have not entered into any agreements or understandings to date, our business operations will likely change to those of the entity with whom we enter such merger transaction, and we will cease our ship registry and marine service operations.

EMPLOYEES

We currently have one employee, our Chief Executive Officer, Michael Chavez, who manages our operations and who works for us approximately 20 hours per week.

Assuming we enter into a reverse merger transaction in the future, of which there can be no assurance, since we have not entered into any agreements or understandings to date, our business operations will change, we will likely cease our ship registry and marine service operations, and Mr. Chavez will likely cease to serve as an officer, Director or employee of the Company.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2006

We had no revenues for either the three months ended February 28, 2007, or the three months ended February 28, 2006.

We had total general and administrative expenses of $2,602 for the three months ended February 28, 2007, compared to total general and administrative expenses of $22,598 for the three months ended February 28, 2006, which represented a decrease in general and administrative expenses of $19,996 or 88% from the prior period.

General and administrative expenses decreased from the prior period due to decreased accounting expenses during the three months ended February 28, 2007, compared to the three months ended February 28, 2006, in connection with increased expenses during the prior period in connection with the review of our quarterly financial statements, the drafting of our Form 10-QSB, and filing expenses with the Commission, as well as other costs and expenses associated with our public filings, which costs and expenses were not present during the three months ended February 28, 2007, as we began as a reporting company during the three months ended February 28, 2006.

We had interest expense of $463 for the three months ended February 28, 2007, compared to interest expense of $9 for the three months ended February 28, 2006.

The interest expense for the three months ended February 28, 2007, was in connection with interest which accrued on certain notes entered into with Michael Chavez, our Chief Executive Officer, and David M. Loev, our legal counsel, as described below.

On February 9, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on February 9, 2007 (the "February 2006 Note"). On March 22, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on March 22, 2007 (the "March 2006 Note"). On June 13, 2006, we entered into a $2,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on June 13, 2007 (the "June 2006 Note," and collectively with the February 2006 Note and the March 2006 Note, the "Notes"). On November 6, 2006, we entered into a $10,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on November 10, 2007 (the "November 2006 Note"). In April 2007, the February 2006  Note, the March 2006 Note and the November 2006 Notes were repaid by us with funds received through the Stock Purchase Agreement described above; however, no accrued and unpaid interest was paid on the Notes at that time. Additionally, Mr. Chavez did not charge us any default interest in connection with our failure to pay the February 2006 Note and the March 2006 Note when due.

On March 28, 2007, Mr. Chavez loaned us an additional $5,000, and we entered into an additional Promissory Note with Mr. Chavez to evidence such loan, which bears interest at the rate of 4% per annum until paid in full and is due and payable on March 28, 2008 (the “March 2007 Note”). If an event of default occurs under the March 2007 Note, defined as if we fail to make a timely payment on the March 2007 Note, the breach of any agreement entered into with Mr. Chavez, if we make any false representation to Mr. Chavez, or if we become insolvent, Mr. Chavez can immediately declare all sums due and payable under the notes, together with any interest.

Mr. Chavez’s notes accrued $200 in interest for the three months ended February 28, 2007.

Additionally, pursuant to our Engagement Agreement with our legal counsel, David M. Loev, entered into prior to our raising any money through our Private Placement, we agreed to issue Mr. Loev 2,700,000 shares of our Common Stock, warrants to purchase 12,500 shares of our Common Stock at $0.25 per share, and to pay Mr. Loev $25,000 for legal work to be completed in connection with our Private Placement and Form SB-2 Registration Statement. We have issued Mr. Loev his 2,700,000 shares of Common Stock, granted him 12,500 warrants and paid Mr. Loev $10,000 during 2005. On February 22, 2005, effective as of May 13, 2005, we entered into a Promissory Note (the "Promissory Note") with Mr. Loev to evidence the $15,000, which we owed Mr. Loev pursuant to the Engagement Agreement as of that date. Pursuant to the Promissory Note, we agreed to pay Mr. Loev $15,000 in $5,000 increments as follows (the "Goals"):

o $5,000 upon us raising a total of $50,000;
o $5,000 upon us raising a total of $75,000; and
o $5,000 upon us raising a total of $100,000.

Under the Promissory Note, we agreed to pay Mr. Loev the $15,000 which he was still owed pursuant to the Engagement Agreement by May 13, 2006, regardless of whether the Goals are met. As such amount was not paid to Mr. Loev as of May 13, 2006, the $15,000 unpaid amount of the Promissory Note bears interest at seven percent (7.0%) per annum until paid in full, which interest is payable monthly in arrears, calculated based on a 360 day year. In April 2007, we paid Mr. Loev $10,000 of the outstanding principal amount of the Promissory Note, leaving $5,000 (not including any accrued and upaid interest) on the Promissory Note as of the date of this filing. The Promissory Note accrued $165 of interest for the year ended May 31, 2006, approximately $263 of interest for the three months ended February 28, 2007. As of February 28, 2007 the note had approximately $1,085 of interest accrued.

We had a net loss of $3,065 for the three months ended February 28, 2007, compared to a net loss of $22,607 for the three months ended February 28, 2006, a $19,542 or 86% decrease in net loss from the prior period. The decrease in our net loss was mainly due to the decrease in general and administrative expenses for the three months ended February 28, 2007, compared to the three months ended February 28, 2006, relating to accounting and legal fees for reporting expenses.

NINE MONTHS ENDED FEBRUARY 28, 2007, COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2006

We had no revenues for either the nine months ended February 28, 2007, or the nine months ended February 28, 2006.

We had total general and administrative expenses of $16,146 for the nine months ended February 28, 2007, compared to total general and administrative expenses of $44,880 for the nine months ended February 28, 2006, which represented a decrease in general and administrative expenses of $28,734 or 64% from the prior period.

General and administrative expenses decreased from the prior period due to increased accounting expenses during the nine months ended February 28, 2006, in connection with the audit and review of our annual and quarterly financial statements, which were included in our Private Placement Memorandum and Form SB-2 Registration Statement, pursuant to which we sold certain shares of common stock from September through November 2005 and registered certain of those shares with the Commission.

We had interest expense of $1,349 for the nine months ended February 28, 2007, compared to interest expense of $9 for the nine months ended February 28, 2006.

The interest expense for the nine months ended February 28, 2006, was in connection with interest which accrued on certain Notes entered into with Michael Chavez, our Chief Executive Officer, and a Promissory Note issued to David M. Loev, our legal counsel, as described above.

Mr. Chavez’s Notes accrued $510 in interest from inception to February 28, 2007, and Mr. Loev’s Promissory Note accrued $1,085 in interest for the same period.

We had a net loss of $17,495 for the nine months ended February 28, 2007, compared to a net loss of $44,889 for the nine months ended February 28, 2006, a $27,394 or 61% decrease in net loss from the prior period. The decrease in our net loss was mainly due to the decrease in general and administrative expenses for the nine months ended February 28, 2007, compared to the nine months ended February 28, 2006, which was offset by the $1,349 increase in interest expense for the nine months ended February 28, 2007, compared to the nine months ended February 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $69 consisting solely of cash as of February 28, 2007.

We had total liabilities of $44,178 as of February 28, 2007, consisting solely of current liabilities, which included $4,170 of accounts payable, $5,008 of accounts payable and accrued interest, related party and $35,000 of notes payable to related parties, which includes the Promissory Note payable to Mr. Loev and the Notes payables to Mr. Chavez.

We had a working capital deficit of $44,109 and a total deficit accumulated during the development stage of $79,635 as of February 28, 2007.

We had $12,366 of net cash used in operating activities for the nine months ended February 28, 2007, which included $17,495 of net loss offset by $1,349 of accrued interest, related party, and an increase of $987 in accounts payable, and a $2,793 increase in accounts payable to related party, which mainly related to amounts owed to Mr. Loev, in connection with invoices for services.

We had net cash flows from financing activities of $12,000, which was solely due to Mr. Chavez's June 2006 and November 2006 loans in the aggregate amount of $12,000, as described above.
We previously received $50,000 from MV on or about April 6, 2007, pursuant to the Stock Purchase (describe above) which funds we have used as follows:

•	$26,455 to the Company of which $20,000 was used to repay Mr. Chavez’s promissory notes and $6,455 remained for working capital purposes;
•	$13,161 to David M. Loev, in consideration for outstanding legal fees; and
•	$10,000 towards the principal amount of Mr. Loev’s promissory note (described in greater detail below).

The Stock Purchase Agreement with MVI (described above) contemplates us not having more than $25,000 in liabilities as of the closing date of our proposed Reverse Merger transaction, which liabilities are anticipated to be paid on such closing date.

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

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provideno assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

The business and the value of our common stock are subject to the following Risk Factors:

WE WILL NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We will depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for the next one to two months with financing provided by such shareholders and amounts received in connection with the Stock Purchase Agreement with MV, described above, due to the fact that our total expenses are low, Michael Chavez, our sole officer, Director and employee has not been paid any salary to date and has agreed to provide us additional funding in the future in addition to the $25,000 which he had already provided us pursuant to certain Notes of which $20,000 has been repaid to date. However, due to the fact that we only had approximately $70 in cash as of February 28, 2007, and had limited cash on hand as of the filing of this report, no assurance can be made that we will be able to raise sufficient capital to continue our business activities, maintain our Securities and Exchange Commission reporting obligations, and/or if we are unable to consummate a reverse merger transaction in the future. Although we repaid $20,000 of the amount owed to Mr. Chavez in April 2007, we still owe Mr. Chavez $5,000 which is due and payable in March 2008, and we can give no assurance that we will have sufficient funds to repay such Note when due. If we are unable to raise the additional funds we require, we may be forced to abandon our current business plan or we may be unable to meet our public filing requirements with the SEC, which could cause us to be de-listed. If you invest in us and we are unable to raise the required funds, meet our filing obligations and/or if we are de-listed from the OTCBB, your investment could become worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES, AND HAVE ENTERED INTO A STOCK PURCHASE AGREEMENT WHICH CONTEMPLATE US ENTERING INTO A REVERSE MERGER IN THE FUTURE.

We have been contacted by parties seeking to merge and/or acquire us, with whom we plan to enter into a reverse merger transaction in the future, although we have not entered into any agreements or understandings as of the filing of this report. In April 2007, we entered into a Stock Purchase Agreement and our majority stockholders entered into a Stock Purchase Agreement which contemplate us entering into a reverse merger transaction which a third party company by June 15, 2007, which date may be extended until July 27, 2007. The Stock Purchase Agreements are contingent upon us closing the reverse merger transaction, and if such reverse merger closes and the Stock Purchase Agreements are consummated, MVI and MV (defined above) will become our majority shareholders. In the event that the planned reverse merger transaction does close, our then shareholders’ ownership will be substantially diluted due to the issuance of new shares to MVI and in connection with shares issued as a result of the reverse merger transaction. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing and we will continue with our current business in the event a merger or acquisition is not completed, funding permitted.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since inception and have incurred substantial losses totaling $79,635 as of February 28, 2007. We had negative net working capital of $44,109 as of February 28, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE MAY NOT GENERATE ANY REVENUES IN THE FUTURE, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our accumulated deficit as of February 28, 2007, was $79,635. We are currently being funded by existing shareholders, including our Chief Executive Officer and Director, Michael Chavez, who has loaned us $25,000 to date, of which $20,000 of that amount has been repaid to date (which amount did not include the payment of any accrued interest), and anticipate being able to continue our business operations for approximately the next one to two months if we are unable to raise any additional capital. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

Our President, Michael Chavez and our Vice President, Arthur Stone, currently control 540,000 shares representing approximately 54.2% of our outstanding Common Stock, which includes 340,000 shares of common stock which they have agreed to sell to MVI as described above under “Subsequent Events.” Accordingly, Mr. Chavez and Mr. Stone will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control, up until the consummation of our planned reverse merger transaction, if ever, and the consummation of the Stock Purchase Agreement with MVI. Any investors who purchase shares will be minority shareholders and as such will have little to no say in our direction and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Chavez and/or Mr. Stone as our Directors, which will mean they will remain in control of who serves as our officers as well as whether any changes are made in the Board of Directors. As a potential investor in us, you should keep in mind that even if you own shares of our Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

WE ARE HIGHLY DEPENDENT ON PHILTEX CORPORATION, LTD. FOR OUR OPERATIONS, AS WE WILL INITIALLY RUN SUBSTANTIALLY ALL OF OUR OPERATIONS THROUGH PHILTEX CORPORATION, LTD.

We are currently highly dependent on Philtex Corporation, Ltd., ("Philtex") as we plan to outsource (i.e. refer) all of our operations and services through Philtex, beginning in approximately the first quarter of 2008, and continuing for approximately nine (9) to twelve (12) months thereafter and use Philtex's contracts and connections through the Marketing Agreement (described below) for approximately another six (6) to twelve (12) months thereafter, once we have operations. Additionally, we will be dependent on Philtex for Philtex's ability to sell the registry of several countries which whom Philtex has government authorization from, as we do not have any ability to sell registries on our own. We currently have a Marketing Agreement with Philtex whereby Philtex has granted us the exclusive right to promote, market and sell Philtex's products and services in North and South America. We have earned no revenues through our Marketing Agreement with Philtex as of the date of this filing. Philtex or we may terminate the Marketing Agreement at any time with or without cause, for any reason, upon delivery of written notice thereof to the other. If we do not earn any revenues through our Marketing Agreement in the future, and/or if Philtex was to terminate the Marketing Agreement and we are unable to offer registry services, and/or if Philtex was to terminate the Marketing Agreement and compete with us in the same market, we would likely be forced to abandon our business operations and our operations would likely fail, causing any investment in us to become worthless.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES TO DATE AND BECAUSE OF THIS IT MAY BECOME DIFFICULT TO EVALUATE OUR CHANCE FOR SUCCESS.

We were formed as a Nevada corporation in May 2005. Aside from organizational costs incurred, we have not incurred significant expenses to date, but have also not generated any revenues, and we have a limited operating history. As such, it may be difficult to evaluate our business prospects. We are a development stage company with limited experience in the marine consulting business, which plans to begin outsourcing (i.e. referring) the majority of our operations through our Marketing Agreement with Philtex in approximately the first quarter of 2008, and continue for approximately nine (9) to twelve (12) months thereafter and then to use Philtex's contracts and connections for approximately another six (6) to twelve (12) months thereafter; however, we will need to arrange new agreements, raise needed capital, and pay expenses and general administrative fees during that time and will need to raise substantial additional capital to offer services separate from Philtex, which we currently plan to offer in the future. Although we feel we have experienced officers and directors, we are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of marine consulting, such as ours, may have difficulty in continuing in the highly competitive marine consulting environment, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues to date and had a deficit accumulated during the development stage as of February 28, 2007 of $79,635. There is a risk that we will not generate any revenues through our Marketing Agreement with Philtex, and/or that we will never be able to operate separately from Philtex. If we never generate any revenues, we may be forced to abandon our business plan and any investment in us may become worthless.

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

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 995,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. As a result, we have the ability to issue a large number of additional shares of Common Stock by our Board of Directors without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock which could cause substantial dilution to our existing shareholders and/or Preferred Stock, which could cause substantial dilution, give such preferred shareholders super majority voting rights and/or other rights or preferences which could provide the preferred shareholders control of us and/or give those holders the power to prevent or cause a change in control, which could cause the value of our Common Stock to decline or become worthless.

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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

We also entered into Stock Purchase Agreement on April 17, 2007, with Mastodon Ventures, Inc. (“MVI”) to purchase an aggregate of 1,005,000 shares of our common stock for aggregate consideration of $1,050 (or $0.001 per share). The consummation of the Reverse Merger (described above under “Subsequent Events”, by June 15, 2007 (or July 27, 2007, if such date is extended by MVI), is a condition precedent to the closing of the Stock Purchase Agreement with MVI. If the closing of the Reverse Merger does not occur prior to June 15, 2007, MVI may cancel the Stock Purchase Agreement with three (3) days prior written notice to us. The Stock Purchase Agreement contemplates us not having more than $25,000 in liabilities as of the closing date, which liabilities are anticipated to be paid on such closing date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we will take appropriate measures to restrict transfer.

The shares which we agreed to sell as described above have not been officially issued to date, and as such have not been included in the outstanding shares listed throughout this Form 10-QSB filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 2007, our majority shareholders approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to affect a 1:10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split”) and to reauthorize 110,000,000 shares, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”). The Amendment was approved by consent to action without a meeting by shareholders owning 8,100,000 shares of common stock, representing 81.4% of the Company’s then outstanding shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description

3.1(1)	Certificate of Amendment to Articles of Incorporation

10.1(2)	Marketing Agreement

10.2(3)	Amendment No. 1 to the Marketing Agreement

10.3(3)	Promissory Note with David Loev

10.4(4)	Promissory Note with Michael Chavez in the amount of $4,000

10.5(5)	Promissory Note with Michael Chavez in the amount of $4,000

10.6(5)	Promissory Note with Michael Chavez in the amount of $2,000

10.7(6)	Promissory Note with Michael Chavez in the amount of $10,000

10.8*	Promissory Note with Michael Chavez in the amount of $5,000

10.9*	Stock Purchase Agreement (Mastodon Ventures, Inc.)

10.10*	Stock Purchase Agreement (MV Equity Partners, Inc.)

31.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Warrant Agreement with David M. Loev

(1)	Filed as an exhibit to our Report on Form 8-K, filed with the Commission on March 22, 2007, and incorporated herein by reference.

(2)	Filed as exhibits to our Form SB-2 Registration Statement, filed with the Commission on December 20, 2005 and incorporated herein by reference.

(3)	Filed as exhibits to our amended Form SB-2 Registration Statement, filed with the Commission on March 1, 2006, and incorporated herein by reference.

(4)	Filed as an exhibit to our report on Form 10-QSB, filed with the Commission on April 18, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to our report on Form 10-KSB, filed with the Commission on August 29, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to our report on Form 10-QSB, filed with the Commission on January 22, 2007, and incorporated herein by reference.

*	Filed Herein.

b) REPORTS ON FORM 8-K

The Company filed the no reports on Form 8-K during the period covered by this Report.

The Company filed a report on Form 8-K subsequent to the period covered by this report on March 23, 2007, to report that the Company filed an amendment to its Certificate of Amendment to affect a 1:10 reverse stock split.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLMARINE CONSULTANTS CORPORATION

DATED: April 23, 2007	By: /s/ Michael Chavez
Michael Chavez
Chief Executive Officer