Form 10KSB
period 2007-05-31
Allmarine Consultants CORP
filed 2007-08-27
CIK 1343957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number 333-130492

ALLMARINE CONSULTANTS CORPORATION
(Name of small business issuer in its charter)

Nevada	352255990
(State of organization)	(I.R.S. Employer Identification No.)

8601 RR 2222, BLDG. 1 STE. 210 AUSTIN, TEXAS 78730
(Address of principal executive offices)

(512) 689-7787
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

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

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of August 14, 2007, was $1,058,000.

At August 14, 2007, there were 995,000 shares of the Issuer's common stock outstanding, which amount does not include 1,005,000 shares of the Registrant’s common stock which the Registrant has agreed to issue pursuant to a Stock Purchase Agreement (described below), which have been issued, but which are being held in escrow pending the consummation of a planned Reverse Merger (defined below).

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	9

ITEM 3. LEGAL PROCEEDINGS	9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

PART II

PART III

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2007. AS USED HEREIN, THE "COMPANY," "ALLMARINE," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO ALLMARINE CONSULTANTS CORPORATION.

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated as "Allmarine Consultants Corporation," in Nevada on May 19, 2005.

On March 5, 2007, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to affect a 1:10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split”) and to reauthorize 110,000,000 shares, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”). The affect of the reverse stock split has been affected throughout this Form 10-KSB and the accompanying financial statements.

RECENT EVENTS:

Stock Purchase Agreements

On April 17, 2007, three of our majority shareholders entered into a Stock Purchase Agreement, whereby a third party, MV Equity Partners, Inc. (“MV”), agreed to purchase 510,000 shares of our common stock for aggregate consideration of $450,000 (of which $50,000 which was previously received and used to pay Company debts, as described below). The 510,000 shares which MV agreed to purchase will be purchased from Michael Chavez, our Chief Executive Officer and Director, Arthur Stone, our Director and David M. Loev, our corporate counsel (the “Sellers”) in equal amounts of 170,000 shares each. The Stock Purchase Agreement also contemplates us completing a reverse merger transaction and a private placement of securities simultaneously therewith which raises no less than $6,000,000, and which shares are sold in connection with at not less than $1.50 per share (collectively the “Reverse Merger”).

We previously received $50,000 from shareholders as a contribution to capital in connection with an agreement with MV on or about April 6, 2007, pursuant to the Stock Purchase, which funds we used as follows:

•	$26,455 to the Company of which $20,000 was used to repay certain of Mr. Chavez’s promissory notes (as described in greater detail below) and $6,455 was utilized for working capital purposes;
•	$13,161 to David M. Loev, in consideration for outstanding legal fees; and
•	$10,000 towards the principal amount of Mr. Loev’s promissory note (described in greater detail below).

The anticipated closing date of the MV Stock Purchase Agreement is the closing date of the Reverse Merger. MV was provided the right to cancel the Stock Purchase Agreement with three (3) days prior written notice to the purchasers if the closing of the Reverse Merger did not occur prior to June 15, 2007, which date could be extended by MV until July 27, 2007.  The MV Stock Purchase was amended to extend such date to August 31, 2007 (see the description of the amendment to MV Stock Purchase below). The Stock Purchase Agreement contemplates us not having more than $25,000 in liabilities as of the closing date, which liabilities are anticipated to be paid on such closing date by the company with whom we merge and/or acquires us.

We also entered into a Stock Purchase Agreement on April 17, 2007, with Mastodon Ventures, Inc. (“MVI”) to purchase an aggregate of 1,005,000 shares of our common stock for aggregate consideration of $1,050 (or approximately $0.001 per share). The consummation of the Reverse Merger by June 15, 2007, which date could be extended by MVI until July 27, 2007, was a condition precedent to the closing of the Stock Purchase Agreement with MVI.  The Stock Purchase Agreement was amended to extend such date to August 31, 2007 (see the description of the amendment to the Stock Purchase Agreement below), and if the closing of the Reverse Merger does not occur prior to the August 31, 2007 amended date, MVI may cancel the Stock Purchase Agreement with three (3) days prior written notice to us. The Stock Purchase Agreement contemplates us not having more than $25,000 in liabilities as of the closing date, which liabilities are anticipated to be paid on such closing date by the company with whom we merge and/or acquires us.  MVI also agreed to reimburse us for legal expenses incurred by us in connection with the Stock Purchase Agreement and transactions contemplated therein, not to exceed $7,500 per month.

The shares which we agreed to sell to MVI have been issued to date and are being held in escrow pending the consummation of the Reverse Merger and the Stock Purchase Agreement with MVI; and because such shares have not been provided to MVI to date, they have not been included in the issued and outstanding amounts disclosed throughout this Form 10-KSB filing.

Plan of Merger

Pursuant to an Agreement and Plan of Merger dated as of May 25, 2007 (the “Merger Agreement”), by and among us, Allmarine Acquisition Corporation (“AAC”), a wholly owned subsidiary of us, and BAXL Technologies, Inc. (“BAXL), AAC will merge with and into BAXL, with BAXL as the surviving corporation (the “Merger”). The closing of the Merger is subject to the satisfaction of certain conditions including, but not limited to (i) approval of the Merger by the holders of BAXL common and preferred stock and AAC common stock and (ii) completion by Allmarine of a private placement of not less than 5,333,333 shares of common stock at a price of $1.50 per share for aggregate gross proceeds of $8,000,000 (the “Offering”). In the Offering, Allmarine may issue up to 6,666,667 shares of common stock for aggregate gross proceeds of up to $10,000,000. No assurances can be given when, if ever, the Merger and/or the Offering will close.

Upon closing of the Merger and the Offering (the “Closing”), which was to occur no later than July 31, 2007, but which date has since been extended until August 31, 2007, the holders of the outstanding shares of our common stock (the “Allmarine Common Stock”), immediately prior to the Closing will own approximately 10.34% of the outstanding Allmarine Common Stock (9.47% if all 6,666,667 shares are sold), the holders of BAXL common stock, preferred stock and certain convertible notes will own approximately 52.63% of the outstanding Allmarine Common Stock (48.17% if all 6,666,667 shares are sold) and the purchasers in the Offering will own approximately 37% of the outstanding Allmarine Common Stock (42% if all 6,666,667 shares are sold). Approximately 78% of the shares of Allmarine Common Stock to be issued to the holders of BAXL common stock and preferred stock in the Merger will be subject to lock-up agreements.

BAXL is a privately held, Delaware corporation that manufactures and markets what it  believes are innovative technology and products that enable the delivery of wired and wireless broadband applications including Internet access, Video on Demand, VoIP and Video Surveillance.

In the event the Merger with BAXL closes, the Company's current Ship Registry Services will cease, and the Company's operations will change to those of BAXL.  Furthermore, in the event the Merger with BAXL closes, of which there can be no assurance, BAXL's assets and liabilities will become the Company's assets and liabilities, and there can be no assurances that BAXL's liabilities will not be substantially greater than its assets.

Additionally, the Company's current officers and Directors will resign upon closing of the Merger and new officers and Directors will be appointed by BAXL. No assurance can be provided that the new officers and Directors of the Company will be able to properly manage its operations and/or timely file our periodic reports.  As a result of this and other factors, there can be no assurance that Allmarine will continue to trade on the Over-The-Counter Bulletin Board subsequent to the date of the closing of the Merger.

Recent Events:

In August 2007, with an effective date of June 15, 2007, we and MVI entered into a First Amendment to Stock Purchase Agreement (the “Amendment to MVI Stock Purchase”), which amended the terms of our April 17, 2007 Stock Purchase Agreement.  The Amendment to MVI Stock Purchase extended the date that we were required to close the reverse merger, which was a condition precedent to the Stock Purchase to August 31, 2007.

In August 2007, with an effective date of June 15, 2007, MV and the Sellers entered into a First Amendment to Stock Purchase Agreement (the “Amendment to MV Stock Purchase”), which amended the terms of our April 17, 2007 Stock Purchase Agreement.  The Amendment to MV Stock Purchase extended the date that we were required to close the reverse merger, which was a condition precedent to the Stock Purchase to August 31, 2007.  The Amendment to MV Stock Purchase also provided that the Sellers could retain the $50,000 down payment made pursuant to the terms of the Stock Purchase regardless of whether the Stock Purchase closes or not.

In the event that the Merger described above does occur, our operations and officers and Directors will change to those of BAXL.  In the event the Merger does not occur, our Business Operations will remain as described below.

CURRENT BUSINESS OPERATIONS OF ALLMARINE

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

The nature of the relationship between us and Philtex is limited to the terms and conditions of the Marketing Agreement (described below). Philtex and us will have complete autonomy, but will engage in similar business activities involving the registration and classification of merchant ships and company formation under various nationalities. We plan to focus on building our client base in North and South America, and Philtex has agreed through the Marketing Agreement to allow us to outsource work through it, for additional fees to be paid on a sale by sale basis, during that time. Additionally, Philtex has agreed to perform the majority of the administrative duties on our ship registry services, until such time as we are able to handle our own registration processing, which we anticipate being in the 4th quarter of 2007 or the 1st quarter of 2008, of which there can be no assurance. Until such time as we are able to perform registration services on an independent basis apart from Philtex, we will rely on Philtex to perform such registrations.

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

Assuming the completion of the Merger, our office space and office space lease will likely change to that of BAXL.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 2007, our majority shareholders approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to affect a 1:10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Split”) and to reauthorize 110,000,000 shares, consisting of 100,000,000 shares of common stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”). The Amendment was approved by consent to action without a meeting by shareholders owning 8,100,000 pre-reverse stock split shares of common stock, representing 81.4% of the Company’s then outstanding shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc.

The table below sets forth the high and low trading prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  Until March 23, 2007, our common stock traded under the symbol “ALMC,” and subsequent to March 23, 2007, our common stock traded under the symbol “ALMN,” which symbol change occurred in connection with our Reverse Stock Split affected on March 23, 2007.   Pursuant to trading statistics from Yahoo.com/finance, otcbb.com and nasdaq.com, our common stock did not trade until May 30, 2007.

Quarter Ended	High	Low

May 31, 2007	$1.05	$1.01

General

We have authorized capital stock consisting of 100,000,000 shares of Common Stock, $0.001 par value per share ("Common Stock") and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of August 14, 2007, we had 995,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding.  The 995,000 shares of Common Stock issued and outstanding does not include 1,005,000 shares of Common Stock which we agreed to sell to MVI, which have been issued to date, but which are being held in escrow pending the consummation of the Reverse Merger and the Stock Purchase Agreement with MVI (described above).  Because such shares have not been provided to MVI to date, and cannot be voted by MVI until the closing of the Reverse Merger, of which there can be no assurance, they have not been included in the issued and outstanding amounts disclosed throughout this Form 10-KSB filing.

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

Warrants

On August 8, 2005, we granted David M. Loev, our attorney, warrants to purchase 12,500 shares of our Common Stock at $0.25 per share. The warrants are valid for a period of five (5) years from the date of issuance and contain a cashless exercise provision, which, according to the terms of the Warrant Agreement, allows Mr. Loev to pay no money to us for the exercise of the warrants, but instead pay for the exercise of the warrants in shares of our Common Stock.

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

Recent Sales of Unregistered Securities

We entered into Stock Purchase Agreement on April 17, 2007, with Mastodon Ventures, Inc. (“MVI”) to purchase an aggregate of 1,005,000 shares of our common stock for aggregate consideration of $1,050 (or approximately $0.001 per share). The consummation of the Reverse Merger (described above under “Recent Events”), by the August 31, 2007, amended date, is a condition precedent to the closing of the Stock Purchase Agreement with MVI. If the closing of the Reverse Merger does not occur prior to August 31, 2007, MVI may cancel the Stock Purchase Agreement with three (3) days prior written notice to us. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above, since the foregoing did not involve a public offering, the recipients took the securities for investment and not resale and we will take appropriate measures to restrict transfer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

We are currently funded solely through our shareholders. We believe that we can continue our operations, which operations currently include working to solicit business and establishing contracts, for approximately one to two months through loans received from our Chief Executive Officer, of which there can be no assurance. We estimate that we will require approximately $50,000 in additional funding to continue our business operations for the next twelve months, not including any amounts which we owe to Mr. Chavez pursuant to promissory notes, whereby he has loaned us $25,000 to date, of which $20,000 was repaid in April 2007, and David M. Loev, our attorney, with whom we owe approximately $20,000 pursuant to a promissory note and accrued and unpaid interest thereon, plus outstanding legal fees as of June 30, 2007. However, we currently anticipate entering into a reverse merger transaction in the future, which we have entered into to date, and which is described in greater detail above, but which has not closed to date.  Moving forward, our business operations will likely change, we will cease our ship registry and marine service operations and our current officers and Directors will change.

However, as we had only approximately $4 of cash on hand as of May 31, 2007, and had limited funds remaining from the $50,000 we received from our shareholders as a contribution to capital in connection with the Stock Purchase Agreement described below, no assurance can be made that we will have sufficient funds to continue our operations, pay our auditors and law firm in connection with the review and preparation of our subsequent Securities and Exchange Commission reporting requirements and/or that we will not be de-listed or forced to cease all business activities, which would likely cause our securities to become worthless, if the planned reverse merger transaction is not consummated.

We currently have limited operations which include working to establish contacts and solicit business. We have been promoting and marketing our services since the effective date of the Marketing Agreement with Philtex, however, we have not generated any revenues, and have not performed any services under the Marketing Agreement and have no clients as of the date of this report.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MAY 31, 2007 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2006

We had no revenues for either the year ended May 31, 2007, or the year ended May 31, 2006.

We had total general and administrative expenses of $54,646 for the year ended May 31, 2007, compared to total general and administrative expenses of $52,594 for the year ended May 31, 2006, an increase of $2,052 or 3.9% from the prior period.  General and administrative expenses mainly consisted of legal and accounting fees in connection with the preparation of, review of and audit of our current, periodic and annual reports filed with the SEC which were paid to our legal counsel and accountants.

We had interest expense of $1,637 for the year ended May 31, 2007, compared to interest expense of $246 for the year ended May 31, 2006, an increase in interest expense of $1,391 or 565.4%.

The interest expense for the year ended May 31, 2007 and 2006, was in connection with interest which accrued on certain notes entered into with Michael Chavez, our Chief Executive Officer, and David M. Loev, our legal counsel, as described below.

On February 9, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on February 9, 2007 (the "February 2006 Note"). On March 22, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on March 22, 2007 (the "March 2006 Note"). On June 13, 2006, we entered into a $2,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on June 13, 2007 (the "June 2006 Note," and collectively with the February 2006 Note and the March 2006 Note, the "Notes"). On November 6, 2006, we entered into a $10,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note bears interest at the rate of 4% per annum, which interest and principal was due and payable on November 10, 2007 (the "November 2006 Note"). In April 2007, the February 2006  Note, the March 2006 Note, the June 2006 Note and the November 2006 Note were repaid by us with funds received through the Stock Purchase Agreement described above; however, no accrued and unpaid interest was paid on the Notes at that time. Additionally, Mr. Chavez did not charge us any default interest in connection with our failure to pay the February 2006 Note and the March 2006 Note when due.

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

Additionally, pursuant to our Engagement Agreement with our legal counsel, David M. Loev, entered into prior to our raising any money through our Private Placement, we agreed to issue Mr. Loev 270,000 shares of our Common Stock, warrants to purchase 12,500 shares of our Common Stock at $0.25 per share, and to pay Mr. Loev $25,000 for legal work to be completed in connection with our Private Placement and Form SB-2 Registration Statement. We have issued Mr. Loev his 270,000 shares of Common Stock, granted him 12,500 warrants and paid Mr. Loev $10,000 during 2005. On February 22, 2005, effective as of May 13, 2005, we entered into a Promissory Note (the "Promissory Note") with Mr. Loev to evidence the $15,000, which we owed Mr. Loev pursuant to the Engagement Agreement as of that date. Pursuant to the Promissory Note, we agreed to pay Mr. Loev $15,000 in $5,000 increments as follows (the "Goals"):

o	$5,000 upon us raising a total of $50,000;
o	$5,000 upon us raising a total of $75,000; and
o	$5,000 upon us raising a total of $100,000.

Under the Promissory Note, we agreed to pay Mr. Loev the $15,000 which he was still owed pursuant to the Engagement Agreement by May 13, 2006, regardless of whether the Goals were met. As such amount was not paid to Mr. Loev as of May 13, 2006, the $15,000 unpaid amount of the Promissory Note bears interest at seven percent (7.0%) per annum until paid in full, which interest is payable monthly in arrears, calculated based on a 360 day year. In April 2007, we paid Mr. Loev $10,000 of the outstanding principal amount of the Promissory Note, leaving $5,000 (not including any accrued and unpaid interest) due on the Promissory Note as of the date of this filing. As of May 31, 2007 the note had accrued approximately $1,250 of interest accrued.

We had a net loss of $56,283 for the year ended May 31, 2007, compared to a net loss of $52,840 for the year ended May 31, 2006, a $3,443 or 6.5% increase in net loss from the prior period. The increase in our net loss was mainly due to the increase in general and administrative expenses, relating to accounting and legal fees for reporting expenses and the increase in interest expense for the year ended May 31, 2007, compared to the year ended May 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $4 as of May 31, 2007.

We had total liabilities, consisting solely of current liabilities of $32,901 as of May 31, 2007.  Total liabilities consisted of $990 of accounts payable; $14,411 of accounts payable and accrued expenses, related party, which amount mainly represented amounts owed to our legal counsel in accrued and unpaid legal fees; $10,000 of notes payable, related party, which included $5,000 due to our Chief Executive Officer, Michael Chavez and $5,000 (not including any accrued and unpaid interest) due to our legal counsel, David M. Loev, as described above; and $7,500 in connection with an advance on the funds received from MV in connection with the Stock Purchase, as described above.

We had negative working capital of $32,897 and a deficit accumulated during the development stage of $118,423 as of May 31, 2007.

We had net cash used in operating activities of $44,932 for the year ended May 31, 2007, which included net loss of $56,283 and accounts payable of $1,338, offset by $12,689 of accounts payable and accrued expenses, related parties, which was due to Michael Chavez, our Chief Executive Officer, and David M. Loev, our attorney.

We had net cash flows from financing activities of $44,500, which was due to $50,000 of contributed capital in connection with the Stock Purchase Agreement with MV; $17,000 of proceeds from notes payable related parties; and $7,500 of notes payable, offset by $30,000 of repayment of notes payable related parties, which amount was paid to Mr. Chavez and Mr. Loev, in connection with the repayment of a portion of their outstanding notes payable, as described above.

The $17,000 in proceeds from notes payable, related parties was solely due to Mr. Chavez's June 2006, November 2006 and March 2007 loans in the aggregate amount of $17,000, as described above.

We received $50,000 from shareholders as contributed capital on or about April 6, 2007, pursuant to the Stock Purchase (described above) which funds we have used as follows:

•	$26,455 to the Company of which $20,000 was used to repay Mr. Chavez’s promissory notes and $6,455 remained for working capital purposes;
•	$13,161 to David M. Loev, in consideration for outstanding legal fees; and
•	$10,000 towards the principal amount of Mr. Loev’s promissory note (described in greater detail below).

The Stock Purchase Agreement with MVI (described above) contemplates us not having more than $25,000 in liabilities as of the closing date of our proposed Reverse Merger transaction, which liabilities are anticipated to be paid on such closing date, of which there can be no assurance.  MVI also agreed to reimburse us for legal expenses incurred by us in connection with the Stock Purchase Agreement and transactions contemplated therein, not to exceed $7,500 per month.

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

The business and the value of our common stock are subject to the following Risk Factors:

WE WILL NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We will depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for the next one to two months with financing provided by such shareholders and amounts received in connection with the Stock Purchase Agreement with MV, described above, due to the fact that our total expenses are low, Michael Chavez, our sole officer, Director and employee has not been paid any salary to date and has agreed to provide us additional funding in the future in addition to the $25,000 which he had already provided us pursuant to certain Notes of which $20,000 has been repaid to date. However, due to the fact that we only had approximately $4 in cash as of May 31, 2007, and had limited cash on hand as of the filing of this report, no assurance can be made that we will be able to raise sufficient capital to continue our business activities, maintain our Securities and Exchange Commission reporting obligations, and/or if we are unable to consummate a reverse merger transaction in the future. Although we repaid $20,000 of the amount owed to Mr. Chavez in April 2007, we still owe Mr. Chavez $5,000 which is due and payable in March 2008, and we can give no assurance that we will have sufficient funds to repay such Note when due. If we are unable to raise the additional funds we require, we may be forced to abandon our current business plan or we may be unable to meet our public filing requirements with the SEC, which could cause us to be de-listed. If you invest in us and we are unable to raise the required funds, meet our filing obligations and/or if we are de-listed from the OTCBB, your investment could become worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH A MERGER OPPORTUNITY, AND HAVE ENTERED INTO A STOCK PURCHASE AGREEMENT WHICH CONTEMPLATES US ENTERING INTO A REVERSE MERGER IN THE FUTURE.

We have been contacted by a party seeking to merge and/or acquire us, with whom we plan to enter into a reverse merger transaction in the future, although such reverse merger has not been consummated to date. In April 2007, we entered into a Stock Purchase Agreement and our majority stockholders entered into a Stock Purchase Agreement which contemplate us entering into a reverse merger transaction which a third party company by August 31, 2007. The Stock Purchase Agreements are contingent upon us closing the reverse merger transaction, and if such reverse merger closes and the Stock Purchase Agreements are consummated, MVI and MV (defined above) will become our majority shareholders. In the event that the planned reverse merger transaction does close, our then shareholders’ ownership will be substantially diluted due to the issuance of new shares to MVI, which shares are currently issued and being held in escrow pending the completion of the Reverse Merger, as well as shares of common stock issued in connection with a planned private placement and the Reverse Merger and in connection with shares issued as a result of the reverse merger transaction. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We will continue with our current business in the event that the planned merger is not completed, funding permitted.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenues since inception and have incurred substantial losses totaling $118,423 as of May 31, 2007. We had negative net working capital of $32,897 as of May 31, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

WE MAY NOT GENERATE ANY REVENUES IN THE FUTURE, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our accumulated deficit as of May 31, 2007, was $118,423. We are currently being funded by existing shareholders, including our Chief Executive Officer and Director, Michael Chavez, who has loaned us $25,000 to date, of which $20,000 of that amount has been repaid to date (which amount did not include the payment of any accrued interest), and anticipate being able to continue our business operations for approximately the next one to two months if we are unable to raise any additional capital. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

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

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues to date and had a deficit accumulated during the development stage as of May 31, 2007 of $118,423. In the event we are unable to consummate the Merger, there is a risk that we will not generate any revenues through our Marketing Agreement with Philtex, and/or that we will never be able to operate separately from Philtex. If we never generate any revenues, we may be forced to abandon our business plan and any investment in us may become worthless.

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

OUR ARTICLES OF INCORPORATION, AS AMENDED, AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY ISSUED AND OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, as amended, we have 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 99500 shares of Common Stock issued and outstanding, which amount does not include 1,005,000 shares of  our common stock which we have agreed to issue pursuant to a Stock Purchase Agreement (described above), which have been issued, but which are being held in escrow pending the consummation of a planned Reverse Merger (defined above), and no shares of Preferred Stock issued and outstanding. As a result, we have the ability to issue a large number of additional shares of Common Stock by our Board of Directors without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock which could cause substantial dilution to our existing shareholders and/or Preferred Stock, which could cause substantial dilution, give such preferred shareholders super majority voting rights and/or other rights or preferences which could provide the preferred shareholders control of us and/or give those holders the power to prevent or cause a change in control, which could cause the value of our Common Stock to decline or become worthless.

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

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

OUR COMMON STOCK IS HIGHLY ILLIQUID AND IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

Our common stock was cleared for trading on the Over-The-Counter Bulletin Board in May 2006; however we have had limited trading in our common stock as of the date of this filing. If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our Common Stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Allmarine Consultants Corporation
(A Development Stage Company)
Austin, Texas

We have audited the accompanying consolidated balance sheet of Allmarine Consultants Corporation (“the Company”) as of May 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ending May 31, 2007 and 2006, and the period from May 19, 2005 (Inception) through May 31, 2007.  These financial statements are the responsibility of Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allmarine Consultants Corporation as of May 31, 2007, and the results of its operations and its cash flows for each of the years ending May 31, 2007 and 2006, and the period from May 19, 2005 (Inception) through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
July 25, 2007

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

May 31,
2007
ASSETS

Current assets
Cash	$4
Total current assets	$4
Total assets	$4

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$990
Accounts payable and accrued expenses – related party Notes payable - related parties	14,411 10,000
Advance from Mastadon Ventures, Inc.	7,500
Total current liabilities	32,901
Total liabilities	32,901

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 authorized, 0 shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 995,000 shares issued and outstanding	995
Additional paid in capital	84,531
Deficit accumulated during the development stage	(118,423)
Total stockholders’ deficit	(32,897)

Total liabilities and stockholders’ deficit	$4

See accompanying notes to financial statements.

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended May 31, 2007 and 2006 and the Period

from May 19, 2005 (Inception) through May 31, 2007

	Year Ended May 31,	Year Ended May 31,	Inception Through May 31,
	2007	2006	2007
Operating expenses:
General and administrative	$54,646	$52,594	$116,531
Loss from operations	54,646	52,594	116,531

Interest expense	1,637	246	1,892

Net loss	$(56,283)	$(52,840)	$(118,423)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	995,000	960,016

See accompanying notes to financial statements.

ALLMARINE CONSULTANTS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Period from May 19, 2005 (Inception) through May 31, 2007

	Common stock			Deficit
	Shares	Amount	Additional paid-in capital	accumulated during the development stage	Total
Capital stock issued for services	900,000	$900	$8,100	$-	$9,000
Net loss	-	-	-	(9,300)	(9,300)
Balance, May 31, 2005	900,000	900	8,100	(9,300)	(300)
Capital stock issued for cash	95,000	95	23,655	-	23,750

Issuance of stock warrants for services	-	-	2,776	-	2,776
Net loss	-	-	-	(52,840)	(52,840)

Balance, May 31, 2006	995,000	995	34,531	(62,140)	(26,614)
Contributed capital	-	-	50,000	-	50,000
Net loss	-	-	-	(56,283)	(56,283)

Balance, May 31, 2007	995,000	$995	$84,531	$(118,423)	$(32,897)

See accompanying notes to financial statements.

ALLMARINE CONSULTANTS CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2007 and 2006 and the
Period from May 19, 2005 (Inception) through May 31, 2007

	Year Ended May 31,	Year Ended May 31,	Inception Through May 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,283)	(52,840)	$(118,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	-	-	9,000
Stock warrants issued for services	-	2,776	2,776
Changes in:
Accounts payable	(1,338)	3,184	990
Accounts payable and accrued expenses – related
parties	12,689	866	14,411
NET CASH USED IN OPERATING ACTIVITIES	(44,932)	(46,014)	(91,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	23,750	23,750
Contributed capital	50,000	-	50,000
Repayments of notes payable - related parties	(30,000)	(1,000)	(31,000)
Proceeds from notes payable - related parties	17,000	23,600	41,000
Advance from Mastadon Ventures, Inc.	7,500	-	7,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	44,500	46,350	91,750

NET CHANGE IN CASH	(432)	336	4
Cash, beginning of period	436	100	-
Cash, end of period	$4	$436	$4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

ALLMARINE CONSULTANTS CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Allmarine Consultants Corporation (“the Company”) was incorporated on May 19, 2005 under the laws of Nevada.   The Company specializes in the administration of ship and corporate registry providing maritime services to ship owners and operators including registration and deletion of merchant vessels, bareboat/dual registry, registration of mortgages, classification and technical surveys such as load line and Safety of Life at Sea (“SOLAS”).  The Company conducts pre-purchases, condition and cargo gear surveys, International Safety Management ("ISM") consulting and certificates, International Ship and Port Security (“ISPS”) implementation and certificates.  Additional services include Continuous Discharge Certificate (“CDC”) for seafarers, vessel history & investigation, marine insurance, corporate formation & structure, legal services, and general consultancy to ship owners and managers.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Share-Based Payment

The Company accounts for share-based payments in accordance with SFAS 123R, “Share-Based Payments”, which requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period).

Development Stage

We are a development stage company with limited experience in the marine consulting business.  We have earned no revenues since our formation, have no current clients and have an accumulated deficit of $118,423 as of May 31, 2007. We are currently being  funded by existing shareholders and anticipate being able to continue our business  operations  for  approximately the next six to eight months due to our low  overhead  and  the  limited expenses that we have. If we do not have enough money to pay our outstanding liabilities as they become due and/or if we fail to generate any revenues in the future, we will be forced to curtail or abandon our business plan and any investment in us may be lost.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – FINANCIAL CONDITION AND GOING CONCERN

For the period ended May 31, 2007, the Company incurred losses totaling $56,283, and at May 31, 2007 had a working capital deficit of $32,897.  Because of these recurring losses, the Company will require additional working capital to develop and/or renew its business operations.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

The Company has periodically received advances from a Company director, and has also executed a note payable resulting from amounts due to its SEC counsel for services rendered.  The following table summarizes notes payable – related parties as of May 31, 2007:

	Issue	Maturity	Interest	Original	Payments
	Date	Date	Rate	Amount	(1)	Balance

Advance from Director	2/9/06	2/9/07	4%	4,000	4,000	$ -

Advance from Director	3/22/06	3/22/07	4%	4,000	4,000	-

Advance from Director	6/13/06	6/13/07	4%	2,000	2,000	-

Advance from Director	11/6/06	11/6/07	4%	10,000	10,000	-

Advance from Director	3/28/07	3/28/08	4%	5,000	-	5,000

Note to Shareholder (2)	2/23/06	05/13/06	7%	15,000	10,000	5,000

				$40,000	$30,000	$ 10,000

(1) Current period payments.
(2) On  February  23,  2006,  the  Company  formalized the amount due to it’s SEC counsel for outstanding fees relating to the legal work completed in connection with its Private Placement and Form SB-2 Registration Statement.  All unpaid principal and interest outstanding under the note were due and payable by the Company on May 13, 2006, subsequent to which time any unpaid amounts shall bear interest at 7%. Interest expense of $1,250 was recognized for the period.

NOTE 4 - CAPITAL STOCK

On March 5, 2007, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada to affect a 1:10 reverse stock split of issued and outstanding shares of common stock and to reauthorize 110,000,000 shares, consisting of 100,000,000 shares of common stock , $0.001 par value per share and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value shares.  The reverse split became effect at the open of business on March 23, 2007.  The post split shares have been shown from inception.

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

Shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors of the Company prior to the issuance of any shares thereof.  Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations, or restrictions, thereof, as shall be stated in such resolutions or resolution providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of the directors (the “Voting Stock”), voting together as a single class, without the separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

NOTE 5 – WARRANT AGREEMENT

The Company authorized the officer of the Company to enter into a warrant agreement (“the Agreement”) with David Loev to issue Mr. Loev warrants to purchase 12,500 shares of the Company's common stock at the exercise price of $.025 per share, subject to other Agreement terms. The value of the warrants when granted on August 8, 2005 was $2,776. The fair value was determined using a Black-Scholes pricing  model with the following assumptions: Divided yield - 0.00%, volatility - -  137%,  Risk  Free  Interest  Rate  -  4.5%,  Expected  Life - 5  years.

NOTE 6 – RELATED PARTY TRANSACTIONS

Allmarine neither owns nor leases any real or personal property.  Office services are provided by an officer without charge and are immaterial to the financial statements and, accordingly, are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 - INCOME TAXES

Allmarine has incurred net losses since inception and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $19,000 for the year ended May 31, 2007.  The cumulative operating loss carry-forward is approximately $118,000 and $62,000 at May 31, 2007 and 2006, respectively, and will begin to expire in the year 2026.

Deferred income taxes consist of the following at May 31, 2007:

Deferred tax assets	$ 40,000
Valuation allowance	(40,000)
$ -

The effective tax rate for the Company is reconciled to statutory tax rates as follows:

	May 31,
	2007	2006

U.S. Federal statutory tax rate	34%	34%
U.S. valuation difference	(34%)	(34%)
Effective tax rate	-	-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Pursuant to an Agreement and Plan of Merger dated as of May 25, 2007 (the “Merger Agreement”), by and among Allmarine Consultants Corporation (“Allmarine” or the “Company”), Allmarine Acquisition Corporation (“AAC”), a wholly owned subsidiary of Allmarine, and BAXL Technologies, Inc. (“BAXL), AAC will merge with and into BAXL, with BAXL as the surviving corporation (the “Merger”). The closing of the Merger is subject to the satisfaction of certain conditions including, but not limited to (i) approval of the Merger by the holders of BAXL common and preferred stock and AAC common stock and (ii) completion by Allmarine of a private placement of not less than 5,333,333 shares of common stock at a price of $1.50 per share for aggregate gross proceeds of $8,000,000 (the “Offering”). In the Offering, Allmarine may issue up to 6,666,667 shares of common stock for aggregate gross proceeds of up to $10,000,000. No assurances can be given when, if ever, the Merger and/or the Offering will close.

Upon closing of the Merger and the Offering (the “Closing”), holders of the outstanding shares of Allmarine common stock (the “Allmarine Common Stock”), immediately prior to the Closing will own approximately 10.34% of the outstanding Allmarine Common Stock (9.47% if all 6,666,667 shares are sold), the holders of BAXL common stock, preferred stock and certain convertible notes will own approximately 52.63% of the outstanding Allmarine Common Stock (48.17% if all 6,666,667 shares are sold) and the and the purchasers in the Offering will own approximately 37% of the outstanding Allmarine Common Stock (42% if all 6,666,667 shares are sold). Approximately 78% of the shares of Allmarine Common Stock to be issued to the holders of BAXL common stock and preferred stock in the Merger will be subject to lock-up agreements.

BAXL is a privately held, Delaware corporation that manufactures and markets what its believes are innovative technology and products that enable the delivery of wired and wireless broadband applications including Internet access, Video on Demand, VoIP and Video Surveillance.

In the event the Merger with BAXL closes, the Company's current Ship Registry Services will cease, and the Company's operations will change to those of BAXL.  Furthermore, upon closing, BAXL's assets and liabilities will become the Company's assets and liabilities.  There can be no assurances that BAXL's liabilities will not be substantially greater than its assets.

Additionally, the Company's current officers and Directors will resign upon closing of the Merger and new officers and Directors will be appointed by BAXL. No assurance can be provided that the new officers and Directors of the Company will be able to properly manage its operations and/or timely file our periodic reports.  As a result of this and other factors, there can be no assurance that Allmarine will continue to trade on the Over-The-Counter Bulletin Board subsequent to the date of the closing of the Merger.

As part of the impending merger, Mastodon Ventures, Inc. advanced Allmarine $7,500 in cash on May 21, 2007.

NOTE 9 – RECLASSIFICATIONS

Certain amounts in the May 31, 2006 financial statements have been reclassified to conform with the May 31, 2007 financial statement presentation.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our directors and executive officers. Our officers and directors are as follows:

NAME	AGE	POSITION

MICHAEL CHAVEZ	28	President, Chief Executive Officer,
		Chief Financial Officer, Secretary,
		Treasurer and Director

ARTHUR STONE	63	Vice President and Director

MICHAEL CHAVEZ,
PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER AND DIRECTOR

Mr. Chavez has served as our President, Chief Executive Officer, Secretary, Treasurer and Director since our incorporation on May 19, 2005. He has served as the owner/president of CCALL, Inc. Insurance ("CCALL") since July 2003 and currently spends approximately 10 hours per week working for CCALL and approximately 20 hours per week working for us. CCALL is an insurance broker for property and casualty insurance. He served as the Vice President of Operations and Business Development of JLML Holdings, Inc. from August 2000 to July 2003. JLML Holdings, Inc. was a commercial and residential development company. From June 1999 to August 2000, Mr. Chavez served as the Executive Manager of CCM Manufacturing Tech ("CCM Tech"). CCM Tech was a certified electronic manufacturing service company. From May 1996 to June 1999, Mr. Chavez served as an Account Executive for Micro-Media Solutions ("Micro-Media"). Micro Media was a network integration company. Mr. Chavez is currently an active member and supporter of the Greater Austin Hispanic Chamber of Commerce, Texas Association of Mexican American Chamber of Commerce, Member of the Hispanic Austin Leadership Alumni, and a member of the Mexi-Arte Museum in Austin, Texas.

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

ITEM 10. EXECUTIVE COMPENSATION.

	Fiscal		Other
	Year		Annual	Restricted	Total
Name & Principal	Ended		Compen-	Stock	Compen-
Position	May 31	Salary ($)	sation	Awards -	sation

Michael Chavez	2007	$-0-(1)	-0-	-0-	-0-
President,	2006	$-0-(1)	-0-	-0-	-0-
Chief Executive Officer,	2005	$-0-(1)	-0-	$2,700	$2,700
Secretary, Treasurer
and Director

Arthur Stone	2007	$-0-	-0-	-0-	-0-

Salaries above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

No executive employees have received more than $100,000 in compensation, including bonuses and options, since our inception. Furthermore, no executives listed above have received any Bonuses, Option/SARS, or LTIP Payouts since our incorporation.

(1) We have not paid Mr. Chavez any salary since our incorporation and no salary is being accrued. If we reach profitable operations and/or raise substantial additional funds in the future, our Board of Directors will determine whether it is in our best interest to provide a salary to Mr. Chavez.

(2) Mr. Chavez was issued 270,000 shares of our restricted Common Stock on May 24, 2005, valued at $2,700, in consideration for services he had provided and continues to provide to us as our President, Chief Executive Officer, Secretary, Treasurer and Director. We do not currently have an employment agreement with Mr. Chavez.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Neither Mr. Chavez nor Mr. Stone receives any separate consideration from the Company other than the compensation they are paid as the Company’s executive officers (if any), for their service on the Board of Directors. However; the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting of Mr. Chavez and Mr. Stone, determines the compensation provided to our executive officers and/or any other executive officers we may hire in the future in their sole determination. Historically, our executives have only been paid stock compensation; however, our Board of Directors reserves the right to pay cash compensation, or award incentive bonuses which are linked to our performance, as well as to individual executive officer’s performance in the future. These compensation packages may also include long-term, stock based compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of August 15, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

NAME AND ADDRESS		PERCENTAGE
OF BENEFICIAL	SHARES BENEFICIALLY	BENEFICIALLY
OWNER	OWNED	OWNED (1)

MICHAEL CHAVEZ(2)
8601 Rr 2222, Bldg. 1 Ste. 210	270,000(7)	27.1%
Austin, Texas 78730

ARTHUR STONE(3)
8601 Rr 2222, Bldg. 1 Ste. 210	270,000(7)	27.1%
Austin, Texas 78730

DAVID LOEV (4)
6300 West Loop South, Suite 280	282,500(7)	28.0%(5)
Bellaire, Texas 77401

================================	==========================	=======================

ALL OFFICERS AND DIRECTORS
AS A GROUP
(2 PERSONS)	540,000	54.2%

(1) Using 995,000 shares of Common Stock issued and outstanding as of August 14, 2007, which does not include 1,005,000 shares issued to Mastodon Ventures, Inc. which shares are being held in escrow pending the consummation of the Merger (defined above). Mastodon Ventures, Inc. does not have the ability to vote or dispose of the 1,005,000 shares of common stock as of the date of the filing of this Report as such Merger has not been consummated to date, and there is no assurance that the Merger will ever be consummated.

(2) Michael Chavez is our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

(3) Arthur Stone is our Vice President and Director.

(4) Includes warrants to purchase 12,500 shares of our Common Stock at $0.25 per share, which are described in greater detail under "Description of Capital Stock," below.

(6) Using 1,007,500 shares of Common Stock outstanding, assuming the exercise of the warrants to purchase 12,500 shares held by David Loev.

(7) Mr. Chavez, Mr. Stone and Mr. Loev have agreed to sell an aggregate of 510,000 shares of common stock which they hold (170,000 shares each) to MV Equity Partners, Inc., pursuant to a Stock Purchase Agreement (described above under “Recent Events”), which sale is contingent on the closing of a Reverse Merger transaction (as defined above).  Due to that fact that the Reverse Merger transaction (and consequently the Stock Purchase) has not closed as of the date of this filing, their ownership is presented including the 510,000 shares which they have agreed to sell.  Assuming the consummation of the Stock Purchase their share ownership will decrease by 170,000 shares each.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 24, 2005, we issued 270,000 shares of our restricted Common Stock to Michael Chavez, our Chief Executive Officer, President, Treasurer, Secretary and Director in consideration for services rendered to us in connection with his positions as Chief Executive Officer, President, Treasurer, Secretary and Director; 270,000 shares of our restricted Common Stock to Arthur Stone, our Vice President and Director in consideration for consulting services he rendered to us in connection with marketing, planning and identification and introduction to strategic partners; 270,000 shares of our restricted Common Stock and warrants to purchase 12,500 shares of our Common Stock at $0.25 per share to our attorney, David M. Loev in consideration for legal services rendered to us in connection with the drafting of legal documents in connection with our private placement and this Form SB-2 Registration Statement; and 90,000 shares of our restricted common stock to Chris Warren, the president of Philtex, in consideration for consulting services rendered to us in connection with the registration of shipping vessels and with providing maritime services in the Americas. The aggregate of 900,000 shares of our Common Stock which were issued to Messrs. Chavez, Stone, Loev and Warren were valued at $9,000 or $0.01 per share.

On August 15, 2005, we entered into a Marketing Agreement with Philtex Consultants Corporation ("Philtex"), whose president is Chris Warren, who holds 90,000 shares of our Common Stock, representing 9.5% of our issued and outstanding Common Stock as of the filing of this report. The Marketing Agreement has a term of three (3) years and shall automatically renew for additional one year terms unless terminated earlier by written notice from either party with our without cause. The Marketing Agreement gives us exclusive right to promote, market and sell Philtex's products and services to customers in North and South America, and for Philtex to pay us a fee of ninety percent (90%) of the gross revenue of our sales of Philex's products (the Marking Agreement is described in greater detail above under "Description of Business," under "Marketing Agreement").

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

Additionally, under the Promissory Note, we agreed to pay Mr. Loev the $15,000 pursuant to the Engagement Agreement by May 13, 2006, regardless of whether the Goals are met. Any amounts not paid when due under the Promissory Note bear interest at seven percent (7.0%) per year until paid in full, which interest is payable monthly in arrears, calculated based on a 360 day year. We may pay the Promissory Note in whole or in part, at any time, without penalty.  In connection with the funds received pursuant to the MV Stock Purchase Agreement, we repaid $10,000 towards the principal amount of Mr. Loev’s note, which had a principal balance (not including any accrued and unpaid interest) of $5,000 as of the date of filing.

On February 9, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note accrued interest at the rate of 4% per annum, which interest and principal was due and payable on February 9, 2007.  On March 22, 2006, we entered into a $4,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note accrued interest at the rate of 4% per annum, which interest and principal was due and payable on March 22, 2007. On June 13, 2006, we entered into a $2,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note accrued interest at the rate of 4% per annum, which interest and principal was due and payable on June 13, 2007.  On November 6, 2006, we entered into a $10,000 Promissory Note with our Chief Executive Officer, Michael Chavez, in connection with monies Mr. Chavez had loaned us. The Promissory Note accrued interest at the rate of 4% per annum, which interest and principal was due and payable on November 10, 2007 (collectively the “2006 Notes”).

In connection with Stock Purchase Agreement entered into with MV, the principal amount of Mr. Chavez’s notes was repaid, and approximately $400 of accrued and unpaid interest on such 2006 Notes remained outstanding.

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

On April 17, 2007, three of our majority shareholders entered into a Stock Purchase Agreement, whereby a third party, MV Equity Partners, Inc. (“MV”), agreed to purchase 510,000 shares of our common stock for aggregate consideration of $450,000 (of which $50,000 which has previously been received and been used to pay Company debts, as described below). The 510,000 shares which MV agreed to purchase will be purchased from Michael Chavez, our Chief Executive Officer and Director, Arthur Stone, our Director and David M. Loev, our corporate counsel in equal amounts of 170,000 shares each. The Stock Purchase Agreement also contemplates us completing a reverse merger transaction (the “Reverse Merger”) and a private placement of securities simultaneously therewith.

We previously received $50,000 from MV on or about April 6, 2007, pursuant to the Stock Purchase, which funds we used as follows:

•	$26,455 to the Company of which $20,000 was used to repay certain of Mr. Chavez’s promissory notes (as described in greater detail below) and $6,455 was utilized for working capital purposes;
•	$13,161 to David M. Loev, in consideration for outstanding legal fees; and
•	$10,000 towards the principal amount of Mr. Loev’s promissory note (described in greater detail below).

Pursuant to an Agreement and Plan of Merger dated as of May 25, 2007 (the “Merger Agreement”), by and among us, Allmarine Acquisition Corporation (“AAC”), a wholly owned subsidiary of Allmarine, and BAXL Technologies, Inc. (“BAXL), AAC will merge with and into BAXL, with BAXL as the surviving corporation (the “Merger”). The closing of the Merger is subject to the satisfaction of certain conditions including, but not limited to (i) approval of the Merger by the holders of BAXL common and preferred stock and AAC common stock and (ii) completion by Allmarine of a private placement of not less than 5,333,333 shares of common stock at a price of $1.50 per share for aggregate gross proceeds of $8,000,000 (the “Offering”). In the Offering, Allmarine may issue up to 6,666,667 shares of common stock for aggregate gross proceeds of up to $10,000,000. No assurances can be given when, if ever, the Merger and/or the Offering will close.

In August 2007, with an effective date of June 15, 2007, we and MV entered into a First Amendment to Stock Purchase Agreement (the “Amendment to MVI Stock Purchase”), which amended the terms of our April 17, 2007 Stock Purchase Agreement.  The Amendment to MVI Stock Purchase extended the date that we were required to close the reverse merger, which was a condition precedent to the Stock Purchase to August 31, 2007.

In August 2007, with an effective date of June 15, 2007, MV and the Sellers entered into a First Amendment to Stock Purchase Agreement (the “Amendment to MV Stock Purchase”), which amended the terms of our April 17, 2007 Stock Purchase Agreement.  The Amendment to MV Stock Purchase extended the date that we were required to close the reverse merger, which was a condition precedent to the Stock Purchase to August 31, 2007.  The Amendment to MV Stock Purchase also provided that the Sellers could retain the $50,000 down payment made pursuant to the terms of the Stock Purchase regardless of whether the Stock Purchase closes or not.

ITEM 13. EXHIBITS

a) The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description of Exhibit

3.1(1)	Articles of Incorporation

3.1(2)	Certificate of Amendment to Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Marketing Agreement

10.2(3)	Amendment No. 1 to the Marketing Agreement

10.3(3)	Promissory Note with David Loev

10.4(4)	Promissory Note with Michael Chavez in the amount of $4,000

10.5(5)	Promissory Note with Michael Chavez in the amount of $4,000

10.6(5)	Promissory Note with Michael Chavez in the amount of $2,000

10.7(6)	Promissory Note with Michael Chavez in the amount of $10,000

10.8(7)	Promissory Note with Michael Chavez in the amount of $5,000

10.9(7)	Stock Purchase Agreement (Mastodon Ventures, Inc.)

10.10(7)	Stock Purchase Agreement (MV Equity Partners, Inc.)

10.11*	First Amendment to Stock Purchase Agreement (Mastodon Ventures, Inc.)

10.12*	First Amendment to Stock Purchase Agreement (MV Equity Partners, Inc.)

31.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.1(1)	Warrant Agreement with David M. Loev

99.2(8)	Agreement and Plan of Merger, dated as of May 25, 2007 by and between Allmarine Consultants Corporation, Allmarine Acquisition Corporation and BAXL Technologies, Inc. (Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601b.2 of Regulation S-B. Allmarine Consultants Corporation agrees to furnish supplementally to the SEC upon request by the SEC a copy of any omitted schedule or exhibit.)
* Filed herein.

(1) Filed as exhibits to our Form SB-2 Registration Statement, filed with the Commission on December 20, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on March 22, 2007, and incorporated herein by reference.

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

(7) Filed as an exhibit to our Report on Form 10-QSB filed with the Commission on April 23, 2007, and incorporated herein by reference.

(8) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on May 29, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We filed two reports on Form 8-K during the period covered by this report:

•	On March 23, 2007, to report our filing of a Certificate of Amendment to our Articles of Incorporation to affect a 1:10 reverse stock split.

•	On May 29, 2007, to report our entry into an Agreement and Plan of Merger with BAXL Technologies, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended May 31, 2007 and 2006, for professional services rendered by the Company's principal accountants, LBB & Associates Ltd., LLP for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $14,500 and 10,800, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLMARINE CONSULTANTS CORPORATION

By: /s/ Michael Chavez
Name: Michael Chavez
Title: Chief Executive Officer and Principal Financial Officer
Date: August 24, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Chavez	Chief Executive Officer,	August 24, 2007
Michael Chavez	Chief Financial Officer,
Principal Accounting Officer,
Treasurer, Secretary and Director

/s/ Arthur Stone	Vice President and Director	August 24, 2007
Arthur Stone