Form 10QSB
period 2007-09-30
BAXL Holdings, Inc.
filed 2007-11-14
CIK 1343957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

BAXL HOLDINGS, INC.
(Exact name of registrant as specified in charter)

NEVADA	333-130492	35-2255990
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6 Berkshire Boulevard, Bethel, CT 06801
(Address of principal executive offices)

(203) 730-1791
(Registrant’s Telephone Number, including Area Code)

Allmarine Consultants Corporation, 8601 RR 2222 Bldg 1 Suite 210 Austin TX 7830, May 31
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 9, 2007
Common Stock, $.0001 par value	14,721,150

Transitional Small Business Disclosure Form (Check one):  Yes ☐   No ☒

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements.
	Condensed Consolidated Balance Sheet
	September 30, 2007 (unaudited)	4
	Condensed Consolidated Statements of Operations (unaudited)
	Nine and three months ended September 30, 2007 and 2006	5
	Condensed Consolidated Statement of Stockholders’ Deficit for the period January 1, 2007 to September 30, 2007 (unaudited)	6
	Condensed Consolidated Statement of Cash Flows (unaudited)
	Nine months ended September 30, 2007 and 2006	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

Signatures		21

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”), and include the results of BAXL Holdings, Inc. (the “registrant”, the “Company”, “BAXL”, “we”, “us”, or “our”).  Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements. Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended 2007.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2007, and the results of its operations for the nine and three month periods ended September 30, 2007 and 2006. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period. The following unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto.

BAXL Holdings, Inc.

Condensed Consolidated Balance Sheet

September 30, 2007
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,275,297
Accounts receivable, net of allowance for doubtful accounts of $10,364	295,809
Inventory	607,193
Prepaid expenses and other current assets	87,723
Total current assets	3,266,022
Property and equipment, net	63,050
Deposits	8,950
$3,338,022
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$559,737
Accrued expenses and other current liabilities	1,000,431
Deferred revenue	79,218
Current portion of capital lease obligation	11,854
Total current liabilities	1,651,240
Capital lease obligation, net of current portion	57,104
Notes payable long-term	2,500,000
Stockholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 shares issued	-
Common stock, $.001 par value; 100,000,000 shares authorized; 14,721,150 shares issued and outstanding	14,721
Additional paid-in capital	54,678,746
Accumulated deficit	(55,563,789)
Total Stockholders' deficit	(870,322)
$3,338,022

The Notes to Financial Statements are an integral part of these statements.

BAXL Holdings, Inc.

Condensed Consolidated Statements of Operations

For the Nine and Three Month periods Ended

Nine Months Ended			Three Months Ended
September 30, 2007		September 30, 2006	September 30, 2007	September 30, 2006
(unaudited)		(unaudited)	(unaudited)	(unaudited)
Sales	$1,055,066	$1,202,139	$390,456	$320,191
Cost of goods sold	706,869	1,018,523	263,678	412,510
Gross profit	348,197	183,616	126,778	(92,319)
Operating expenses
Engineering and development expenses	805,519	763,837	322,414	146,464
Selling, general and administrative expenses	2,838,542	2,387,964	969,629	1,183,935
Depreciation and Amortization	340,537	1,685	107,290	-
	3,984,598	3,153,486	1,399,333	1,330,399
Loss from operations	(3,636,401)	(2,969,870)	(1,272,555)	(1,422,718)
Other (income) expense
Other income	(13,695)	(2,557)	(7,720)	(209)
Interest expense, net	513,216	163,649	160,952	81,498
	499,521	161,092	153,232	81,289
Net loss	$(4,135,922)	$(3,130,962)	$(1,425,787)	$(1,504,007)
Net loss per share, basic and diluted	$(.75)	$(.74)	$(.18)	$(.35)
Weighted average number of shares outstanding	5,505,131	4,237,628	7,998,214	4,237,628

The Notes to Financial Statements are an integral part of these statements.

BAXL Holdings, Inc.

Condensed Consolidated Statement of Stockholders' Deficit

For the period from January 1, 2007 to September 30, 2007

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders Deficit '
Balance January 1, 2007	4,237,628	$4,237	242,625,052	$18,083,494	$28,063,837	$(51,427,867)	$(5,276,299)
Cancellation of common stock of former holders of BAXL common stock	(4,237,628)	(4,237)			4,237		-
Issuance of common stock to former holders of common stock of BAXL	39,043	39			(39)		-
Issuance of common stock to former holders of preferred stock of BAXL	2,235,401	2,235	(242,625,052)	(18,083,494)	18,081,259		-
Issuance of common stock to convertible note holders of BAXL	5,307,037	5,307			3,494,693		3,500,000
Issuance of common stock to former Allmarine holders of common stock	2,000,000	2,000			(2,000)		-
Purchase and retirement of Allmarine Treasury Stock	(510,000)	(510)			(665,040)		(665,550)
Issuance of common stock in private placement for cash at $1.50 per share	5,649,669	5,650			8,468,854		8,474,504
Costs of restructuring and private placement					(2,540,528)		(2,540,528)
Write off of Deferred debt issue costs					(226,527)		(226,527)
Net loss						(4,135,922)	(4,135,922)
							-
Balance September 30, 2007	14,721,150	$14,721	-	-	$54,678,746	$(55,563,789)	$(870,322)

The Notes to Financial Statements are an integral part of these statements

BAXL Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Month Periods Ended

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Net loss	$(4,135,922)	$(3,130,962)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	12,084	1,685
Amortization of debt issue costs	328,453
Provision for doubtful accounts	13,303	43,612
Non-cash interest expense	509,217	169,476
Changes in operating assets and liabilities:
Accounts receivable	(34,210)	(36,046)
Inventory	(87,942)	355,946
Prepaids and other current assets	(73,036)	(7,676)
Deposits	3,757	-
Accounts payable	(385,349)	336,953
Accrued expenses and other current liabilities	(366,553)	(68,578)
Deferred revenue	(17,559)	(260,170)
Net cash used by operating activities	(4,233,757)	(2,595,760)
Cash flows from investing activities
Purchase of equipment	(3,757)	-
Net cash used by investing activities	(3,757)	-
Cash flows from financing activities
Net proceeds from convertible notes and warrants	2,405,000	2,670,000
Repayment of convertible notes	(1,905,000)
Proceeds from private placement	8,474,504
Costs of restructuring and private placement	(2,540,528)
Purchase and retirement of Allmarine treasury stock	(665,550)
Principal payments on capital lease obligations	(8,537)
Debt issue costs	(245,888)	(25,000)
Net cash provided by financing activities	5,514,001	2,645,000
Net increase in cash and cash equivalents	1,276,487	49,240
Cash and cash equivalents
Beginning of period	998,810	314,034
End of period	$2,275,297	$363,274

The Notes to Financial Statements are an integral part of these statements.

BAXL Holdings, Inc. Notes to Condensed Consolidated Financial Statements

1.

Formation and Operations of the Company

Nature of Operations

Effective August 29, 2007, Allmarine Consultants Corporation, a Nevada Corporation (now known as BAXL Holdings, Inc) (the “Company”) completed a reverse merger transaction in which Allmarine Acquisition Corporation, the Company’s wholly-owned subsidiary merged with and into BAXL Technologies, Inc. (formerly Merlot Communications Inc.), with BAXL Technologies, Inc. as the surviving corporation. Allmarine Consultants Corporation then changed its name to BAXL Holdings, Inc. The Company is in the business of developing, manufacturing, marketing and distributing equipment that enables the use of existing building or campus wiring for high-speed broadband applications such as wired and wireless data and internet access, video on demand, telephone, security and medical image transfer.  The Company’s customers are primarily large hotel chains throughout the world.

Restructuring and Private Placement (“PIPE”)

Effective August 29, 2007, BAXL Technologies, Inc. (“BAXL”) merged with and into Allmarine Acquisition Corporation, the wholly-owned subsidiary of Allmarine Consulting Corporation with BAXL as the surviving corporation.  Accordingly, the reverse merger will be accounted for as a recapitalization in which the assets and liabilities of the Company have been recorded at their historical values, the outstanding common stock and additional paid in capital has been restated to give effect to the shares of common stock issued in connection with the transaction to the stockholders (including preferred stockholders) of BAXL, the stockholders of Allmarine, and the holders of certain BAXL notes payable. In addition, the merged entity raised $5,933,976 ($8,474,504 net of expenses of $2,540,528) in connection with the issuance of common stock in accordance with the terms of the Agreements among the parties. Part of the net proceeds was used to repay $1,905,000 in subordinated notes payable and $276,121 of accrued interest. In addition, $665,550 was used to purchase 510,000 shares of Allmarine stock for Treasury (these shares were retired). The remaining net proceeds of $3,087,305 will be used to pay the remaining accrued interest of approximately $110,000 and for general corporate purposes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “Commission”), and include the results of BAXL Holdings, Inc. (the “registrant”, the ‘Company”, “BAXL”, “we”, “us”, or “our”).  Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements. Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended 2007.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2007, and the results of its operations for the nine and three month periods ended September 30, 2007 and 2006. The consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period. The following unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto.

The accompanying unaudited condensed consolidated financial statements represent the accounts of BAXL Holdings, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Formation and Operations of the Company (Continued)

The Company has incurred net losses (including a loss of $4.1 million for the nine months ended September 30, 2007) and negative operating cash flows since inception, and has a stockholders’ deficit of approximately $870,000 at September 30, 2007, which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operating losses and development efforts since inception through the issuance of debt and equity securities. In order to continue development, increase marketing efforts and achieve profitable operations, management anticipates a need to achieve positive operating cash flow or for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities (see restructuring and private placement above). The Company’s failure to reach positive operating cash flow or to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

2.

Summary of Significant Accounting Policies

Receivables and Credit Policies

Receivables are unsecured obligations due from customers under terms requiring payments up to ninety days from the date the services are performed, depending on the customer.  The Company does not accrue interest on unpaid receivables.  Customer receivable balances with invoice dates over ninety days old are considered delinquent.  Management reviews these accounts taking into consideration the size of the outstanding balance and the past history with the customer.  The carrying amount of receivables is reduced by a valuation allowance that reflects management’s best estimate of the amount that will not be collected.  The need for a general reserve is evaluated by management.

Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance or, if unspecified, are applied to the earliest unpaid invoices.

Debt Issue Costs

Debt issue costs represent amounts paid to attorneys and agents in connection with the issuance of long-term debt. These costs have been reported as deferred charges and were amortized over the term of the respective debt. Upon the completion of the Company’s restructuring and private placement, the balance of net debt issue costs were written off to Additional paid-in capital.

Income Taxes

Income taxes are accounted for under the asset and liability method as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the temporary differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Stock-Based Compensation

Effective January 1, 2006, the Company implemented the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) (“SFAS 123 R”), “Share Based Payments,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” for all share-based compensation that was not vested as of December 31, 2005 and any new awards. All options in existence as of that date were vested.

Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company may, at times, have a concentration of their customer receivables with a specific customer. At September 30, 2007 two customers accounted for 40 percent and 22 percent of outstanding receivables, respectively. No other single customer accounted for more than 10 percent of outstanding receivables.

During the nine months ended September 30, 2007 one customer accounted for 17% of revenues and during the three months ended September 30, 2007 two customers accounted for 27% and 11%, respectively.

Also during the nine and three month periods ending September 30, 2007 and 2006 approximately 28%, 46%, 36% and 12% of the Company’s revenues represented revenues from foreign customers.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Emerging Issues Task Force Abstract 00-21 - Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) for sales arrangements where the Company supplies the product and is also responsible for the installation of those products.  The Company recognizes a portion of the revenue upon shipment of the products, and the second component of the revenue upon installation. When the Company is not responsible for the installation, revenue is recognized upon shipment of the parts. Revenue from maintenance contracts is recognized over the period of the maintenance contract. In general, the Company’s product is sold with a one-year warranty. The Company reserves for returns and warranty costs based on the Company’s historical experience and industry standards.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards No. (“FAS”) 128, “Earnings Per Share.”  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period.  Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”).  Common equivalent share are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.  Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock options or warrants.  At September 30, 2007, the Company’s common stock equivalents included warrants exercisable for 3,270,575 shares of our common stock.  These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

Recent Accounting Pronouncements

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes  - An Interpretation of FASB Statement No.109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements.  FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial  statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.

The Company did not recognize any adjustments to their consolidated financial statements as a result of its implementation of FIN 48.

In September 2006 the FASB issued SFAS No. 157,”Fair Value Measurements” (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

In February 2007, the FASB issued  Statement of Financial  Accounting  Standards No. 159, "The Fair Value Option for Financial  Assets and Financial  Liabilities -- Including an amendment of FASB Statement No. 115," (SFAS 159).  This standard allows a company to  irrevocably  elect fair value as the initial and subsequent measurement  attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity's  first fiscal year  beginning  after  November 15, 2007. The Company is currently  evaluating  what  effect the  adoption of SFAS 159 will have on their consolidated financial statements.

3.

Debt Issue Costs

Amortization of debt issue costs included as a charge to operations for the nine and three month periods ended September 30, 2007 and 2006 amounted to $328,453, $0, $103,325 and $0, respectively. Upon the completion of the Company’s restructuring and private placement (see Note 13), the balance of net debt issue costs were written off to additional paid-in capital.

4.

Notes Payable

During the nine months ended September 30, 2007, the Company borrowed an additional $1,905,000 as Subordinated Promissory Notes, which were repaid in connection with the restructuring and private placement and $500,000 in Convertible Notes. $3,500,000 of Convertible Notes payable were exchanged for 5,307,037 shares of common stock in connection with the restructuring and private placement.

5.

Notes Payable Long-Term

Notes payable long-term consist of the following at September 30, 2007:

Amended and Restated Senior Bridge Notes, interest only at 10 percent per annum, secured by all assets of the Company (1)(2)	$2,500,000

(1)

$1,030,000 of these notes were issued in 2005 as Demand Convertible Notes. During August 2006, they were amended and restated in substantially the same form with a new maturity date of January 1, 2009.  Related warrants were canceled and the notes are no longer convertible into common stock of the Company.

(2)

One of these notes was issued to the Company’s President in the amount of $60,000.

6.

Stockholders’ Deficit

Convertible preferred stock with a carrying amount of $18,083,494 was exchanged for 2,235,401 shares of common stock in connection with the private placement

At September 30, 2007, the Company is authorized to issue up to 10,000,000 shares of Preferred Stock with a par value of $.001. In addition, the Company is authorized to issue up to 100,000,000 shares of Common Stock, par value $.001.

Upon the completion of the restructuring described in Note 1, the Company has 14,721,150 shares of common stock outstanding representing 39,043 shares issued to former holders of BAXL common stock, 2,235,401 shares issued to former holders of BAXL preferred stock, 5,307,037 shares issued to former holders of BAXL Convertible notes (having a face amount of $3,500,000), 1,490,000 shares issued to former holders of Allmarine Consulting Corporation, and 5,649,669 shares issued for cash to new investors.

Warrants

A summary of outstanding warrants is as follows at September 30, 2007:

Description	Shares	Exercise Price	Expiration Date
Common Stock	2,824,177	$1.875	August 29, 2014*
Common Stock	446,398	$7.95	Various dates from April 16, 2009 through October 31, 2012

* or 5 years from the effective date of a registration statement whichever is later.

7.

Stock-Based Compensation

The Company has adopted the BAXL Holdings, Inc. (formerly Allmarine Consulting Corporation) Incentive Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards. The number of shares of our common stock that are reserved for issuance is 2,530,000 shares. There have been no grants through September 30, 2007.

A summary of stock option activity under the old BAXL Technologies, Inc. Plan and the Directors’ Plan is as follows (these plans are no longer effective):

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	25,408	$10.86
Granted	-
Exercised	-
Canceled	(25,408)
Outstanding at September 30, 2007	-

Certain disclosures required by SFAS 123R have been omitted from these financial statements due to their insignificant nature.

8.

Income Taxes

The Company has federal net operating loss carryforwards available to offset future taxable income of approximately $48,000,000 at September 30, 2007, which expire in 2017 through 2026, and state net operating loss carryforwards of approximately $48,000,000, at September 30, 2007, which expire in 2007 through 2013. These loss carryforwards are subject to limitation in future years due to certain ownership changes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred taxes as of September 30, 2007 are as follows:

2007
Deferred tax assets:
Future benefit of net operating loss carryforwards	$18,200,000
Research and development tax credit	380,000
Depreciation	13,000
Other	66,000
Total deferred tax assets	18,659,000
Less: Valuation allowance	(18,659,000)
Net deferred income taxes	$-

The Company’s effective tax rate differs from the federal statutory rate principally due to the increase in the valuation allowance on the deferred tax assets and other temporary differences for which no benefit was or has been recorded.

9.

Commitments and Contingencies

On or about December 21, 2005, a former employee filed a complaint with the Connecticut Commission on Human Rights and Opportunities (CHRO), which was cross filed with the Equal Employment Opportunity Commission, alleging that he was terminated and discriminated against with regard to an offer of severance.  On February 14, 2006, the Company filed an answer and position statement denying the former employee’s allegations and setting forth its defense.  On May 15, 2006, the CHRO retained the complaint for a full investigation.  The Company intends to vigorously defend its position and believes the ultimate resolution of this matter will not have a material impact on its financial condition or results of operations.

On June 15, 2006, the Company entered into a settlement agreement and patent license agreement with the owner of certain patent rights.  The agreement provides for payments of $200,000, to be paid in 8 quarterly payments of $25,000 on the first day of each quarter during the period October 1, 2006 through and including July 1, 2008.  The agreement also provides for running royalties, payable quarterly, equal to 3 percent of net sales (as defined) beginning on July 1, 2007 and expiring on October 22, 2016, to a maximum of $1,800,000.  Under the agreement, the Company must renegotiate the license for any new products added to its product line.  There have been no such additions added to the Company’s product line since the date of the agreement.

The Company is, from time to time, subject to legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to any pending actions will not materially affect the financial position, results of operations and cash flows of the Company.

10.

Supplemental Disclosure of Cash Flow Information for the nine month periods ended September 30,

	2007	2006
Cash paid during the periods for:
Interest	$280,035	$-
Noncash financing and investing activities:
Conversion of notes into common stock	$3,500,000
Preferred stock converted into common stock	$18,083,494
Debt issue costs charged to additional paid-in capital	$226,527

11.

Retirement Plan

The Company has a contributory thrift and savings plan for salaried employees meeting certain service requirements, which qualify under Section 401(k) of the Internal Revenue Service Code.  The Company can make a discretionary matching contribution of employee deferrals into the Plan.  The Company did not make a matching contribution to the Plan for the nine and three-month periods ended September 30, 2007 and 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly report on form 10-QSB includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

Our Business

BAXL Technologies Inc. is the sole operating entity of BAXL Holdings Inc.  BAXL Technologies Inc. is a solutions provider enabling the delivery of broadband applications including voice, data and video over existing telephone wiring. BAXL’s principle activities are the manufacture, installation and maintenance of an integrated in building network solution.

Our History

BAXL Technologies Inc. (formerly Merlot Communications) has been in business since 1997.  In August of 2007 we completed a reverse merger transaction the (“Merger”) pursuant to which BAXL Technologies, Inc. merged with and into  Allmarine Acquisition Corporation, our wholly owned subsidiary with BAXL Technologies, Inc. as the surviving corporation.  As a result, BAXL Technologies, Inc. became our wholly owned subsidiary and our business became that of BAXL’s.  In connection with the Merger, we changed our name from Allmarine Consultants Corporation, to BAXL Holdings, Inc. and our trading symbol on the Over the Counter Bulletin Board changed from ALMN to BXLH.OB.  In conjunction with the Merger we completed a private offering of our common stock pursuant to which we sold 5,649,669 shares of restricted common stock for gross proceeds of approximately $8.4 million.

We earn revenue by selling our family of products that allows for the delivery of broadband applications over existing wiring in those properties that have sub CAT 5 type wiring. We also maintain help desk services that provide for a recurring revenue stream to those properties that have installed our equipment. We also sell directly and through a reseller network primarily to the hospitality market.  BAXL products are sold both domestically and internationally (primarily Europe). During the nine and three month periods ending September 30, 2007 and 2006 approximately 28%, 46%, 36% and 12% of our revenues represented revenues from foreign customers.

We have historically experienced operating losses and negative cash flow.  The company expects that these losses and negative cash flows will continue through additional periods. We expect that our business model will lead to increased revenues that will allow for positive cash flows in the future. The company does expect the negative cash flows to continue such that additional funding may be necessary in the next twelve months.

Business Plan

We expect to continue to serve the hospitality market. We plan on expanding our reseller network both domestically and abroad to serve that market as well as other multi-tenant and multi-dwelling buildings. We believe that we will be able to introduce a new product in the 4th Quarter of 2007 that combines wireless technology with our current product (wireless lapjack). We continue to work on innovations that will allow for higher speeds through our products to enable a greater breadth of services to the end user. The company will continue to explore mergers and acquisition opportunities.

Results of Operations

(a)

Revenue

Revenues from equipment sales and services totaled $1,055,066 for the nine month period ended September 30, 2007 compared to $1,202,139 for the nine months ended September 30, 2006, a decrease of $147,073 or 12.3%. Revenues from equipment sales and services totaled $390,456 for the three months ended September 30, 2007 compared to $320,191 for the three months ended September 30, 2006 an increase of $70,265 or 21.9%. The decrease in the nine month period was due in large part to the inclusion in the first quarter of 2006 of an extraordinarily large equipment sale. The increase in the three month period was due primarily to an increase in sales activity from our U.K. reseller. That increase was offset by a decline in our direct domestic sale over the similar period. We believe the success in the UK was due to the restructuring of our relationship with the reseller and the result of adding sales people in the second quarter of 2007.  We believe the decline in US sales is the result of a delay in the shipping of one order per the customer’s request. The order is scheduled to ship in the fourth quarter of 2007. The company expects revenues to rise in future periods as we add resellers to our network and introduce our wireless lapjack product late in the fourth quarter of 2007.

(b)

Cost of Revenues

Cost of revenues was $706,869 for the nine month period ended September 30, 2007 compared to $1,018,523 for the nine month period ended September 30, 2006, a decrease of $311,654 or 31%. Cost of revenues was $263,678 for the three months ended September 30, 2007 compared to $412,510 for the three months ended September 30, 2006, a decrease of $148,832 or 36%. The decrease for both periods was due in large part to an inventory write off of $149,484 in the third quarter of 2006. The company expects the cost of revenues to increase proportionally to revenue increases until such time as the volume allows for procurement efficiencies.

(c)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $3,984,598 compared to $3,153,486 for the nine months ended September 30, 2006, an increase of $831,112 or 26%. Total operating expenses were $1,399,333 for the three month period ended September 30, 2007 compared to $1,330,399 for the three months ended September 30, 2006, an increase of $68,934 or 5%. The increase in the three month period was largely due to the amortization of debt issue costs of $103,324. The increase in the nine month period was due to $328,453 in debt issue amortization costs and an increase in Selling, general and administrative expense attributable primarily to increased headcount.  The company expects its operating expenses to increase due to the costs of being a public company from both internal compliance and reporting requirements as well as an increase in sales support costs.

(d)

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $513,216 compared to $163,649 for the nine months ended September 30, 2006, an increase of  $349,567 or 213.6%. Interest expense was $160,952 for the three months ended September 30, 2007 compared to $81,498 for the three months ended September 30, 2006, an increase of $79,454 or 97.5%. The increase in interest expense for both the three month period and the nine month period was due to interest on $1.9 million of bridge notes and $3.5 million of convertible notes that the Company issued between August 2006 and August of 2007. Interest expense should stabilize (barring additional financing) to include the interest accrued on BAXL’s $2.5 million debt obligation which matures in January of 2009. The convertible notes converted to common stock and the bridge notes were repaid in connection with the restructuring and private placement in August 2007.

(e)

Net Loss

Net loss was $4,135,922 for the nine-month period ended September 30, 2007 compared to $3,130,962 for the nine months ended September 30 2006, an increase of $1,004,960 or 32%. Net loss was $1,425,787 for the three months ended September 30, 2007 as compared to $1,504,007 for the three months ended September 30, 2006, a decrease of $78,220 or 5%. The increased net loss for the nine-month period is primarily due to increased gross profit offset by increased operating expenses and increased interest expense.  The net loss for the twelve months and beyond is expected to decline as sales increase with lower rates of increase in operating expenses.

Factors that May Affect the Company’s Operating Results

The operating results of the Company can vary significantly depending on a number of factors, many of which are outside its control.  General factors that may affect the Company’s operating results include:

•

Changes in demand for products

•

Failure to retain customers and/or resellers

•

Delays in customer orders

•

The ability to rebuild name recognition in our industry

•

Price competition

•

The ability to introduce new products in accordance with market demands

•

General economic conditions

•

The ability to build infrastructure to support increased sales activity

The company believes that its future growth will depend on the ability to promote its products, gain customers and develop new solutions for current customers. If the Company is unsuccessful in such activities it may result in a material adverse effect on its financial condition and its ability to operate its business.

The company is also subject to specific factors that may affect its operating results. Those factors were previously disclosed in the Company’s Form 8K filing of September 5, 2007 under the heading “Risk Factors”.

Operating Activities

The net cash used in operating activities was $4,233,757 during the nine months ended September 30, 2007 compared to $2,595,760 for the nine months ended September 30, 2006, an increase of $1,637,997 or 63%. This increase in net cash used is attributed primarily to an increased net loss from operations of $1,004,960, and the change in operating assets and liabilities of $1,281,322 offset by increased amortization of debt issue costs of $328,453, and the increase in non-cash interest expense of $339,741.

Investing Activities

Net cash used by investing activities represented the purchase of equipment and was $3,757 during the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

The company’s current liabilities totaled $1,651,240 at September 30, 2007, and current assets totaled $3,266,022 resulting in working capital of $1,614,782. Current liabilities consist primarily of trade payables of $559,737and accrued expenses and other liabilities of 1,000,431.  Current assets included a cash balance of $2,275,297, net accounts receivable of $295,809, inventory of $607,193 and prepaid expenses and other current assets of $87,723.

The company incurred a net loss of $4,135,922 for the nine months ended September 30, 2007.  As of September 30, 2007, the Company has an accumulated deficit of $55.6 million.

The above factors raise doubt as to the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

If funding is insufficient at any time in the future the Company may be required to reduce the scope of its operations including the marketing of its products and the planned development of new products, which could have a negative impact on the Company’s financial condition. In such a condition the Company may have to curtail operations significantly and/or explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt instruments, the issuance of such securities may result in dilution to existing shareholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.

Inflation

The impact of inflation on the Company’s costs and the ability to pass on cost increases to its customer base over time is market dependent.  We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter nor do we anticipate such pressure on future operations.

Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Contractual Obligations

BAXL’s leases approximately 10,874 square feet of office space.  The monthly rent is $9,424 and monthly common charges are $2,564. The term of the lease is 2 years and expires on December 1, 2008.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the audited financial statements of BAXL. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Management has determined that the following policy is considered critical:

The Company recognizes revenue in accordance with the provisions of Emerging Issues Task Force Abstract 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) for sales arrangements where the Company supplies the product and is also responsible for the installation of those products.  The Company recognizes a portion of the revenue upon shipment of the products, and the second component of the revenue upon installation.  When the Company is not responsible for installation, revenue is recognized upon shipment of the parts.  Revenue from maintenance contracts is recognized over the period of the maintenance contract.  In general, the Company’s product is sold with a one-year warranty.  The Company reserves for returns and warranty costs based on the Company’s historical experience and industry standards.

ITEM 3.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).

Based on this evaluation and, subject to the deficiencies described below, they have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report on Form 10-QSB, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:  (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.  Notwithstanding the deficiencies described below, our management has concluded that the consolidated financial statements included in this Report on Form 10-QSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Our wholly owned subsidiary, BAXL Technologies Inc., was informed by WithumSmith + Brown (“WSB”) its independent registered public accounting firm in connection with the audit of its financial statements for the year ended December, 31 2006 that certain matters were identified involving internal control (“internal control”) that WSB considered to be material weaknesses. The deficiencies related to the following: (1) the person with access to BAXL Technologies’ general ledger also receives the bank statements, performs bank reconciliations, has the ability to cut checks, and makes the bank deposits, (2) in connection with the issuance of long term debt, BAXL Technologies, incurred costs (including legal costs) related to the issuance of such debt, which was not capitalized and amortized over the term of the debt, resulting in an audit adjustment, (3) maintenance of BAXL Technologies’ accounting system is not a seamless process as the components of the system consist of two separate Quickbook files and Microsoft Excel files requiring manual entries to be made between the components, thereby increasing the potential for errors occurring, (4) WSB’s substantive testing of accounts payable revealed differences between the subsidiary ledger and the general ledger account, which, although immaterial, could be the result of manual entries between the components of the accounting system (5) the lack of a formal policy requiring the customer and technician to sign off on the completion of a job, and (6) several instances where BAXL Technologies failed to retain fully executed copies of the underlying agreements.

We are working to address the deficiencies identified by WSB and will implement and test the necessary controls and procedures to remediate the deficiencies in the internal control of BAXL Technologies.  The forgoing notwithstanding, during the most recent fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

     From time to time we and BAXL may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business.  We are not currently involved in legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the company’s equity securities during the three months ended September 30, 2007 that were not previously disclosed in a Form 8-K.  there were no purchases of common stock of the company by the company or its affiliates during the three months ended September 30, 2007 that were not previously disclosed in a Form 8-K.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

SUBMISSION TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation*
2.1

Agreement and Plan of Merger, dated as of May 25, 2007 by and between Allmarine, Allmarine Acquisition Corporation and BAXL Technologies, Inc. (Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601b.2 of Regulation S-B. Allmarine Consultants Corporation agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.) (1)

10.4	Form of Registration Rights Agreement (2)
10.5	2007 Stock Incentive Plan (2)
31.1	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Filed as an exhibit to our Current Report on Form 8-K, filed on May 29, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to our Current Report on Form 8-K, filed on September 5, 2007, and incorporated herein by reference.

 * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXL Holdings, Inc.

November 14, 2007	By:	/s/ Gus Bottazzi
Gus Bottazzi
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation*
2.1

Agreement and Plan of Merger, dated as of May 25, 2007 by and between Allmarine, Allmarine Acquisition Corporation and BAXL Technologies, Inc. (Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601b.2 of Regulation S-B. Allmarine Consultants Corporation agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.) (1)

10.4	Form of Registration Rights Agreement (2)
10.5	2007 Stock Incentive Plan (2)
31.1	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Filed as an exhibit to our Current Report on Form 8-K, filed on May 29, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to our Current Report on Form 8-K, filed on September 5, 2007, and incorporated herein by reference.

 * Filed herewith