Form 10-K
period 2007-12-31
BAXL Holdings, Inc.
filed 2008-03-31
CIK 1343957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

BAXL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	333-130492	352255990
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

6 Berkshire Boulevard, Bethel, CT 06801

(Address of Principal Executive Office) (Zip Code)

(203) 730-1791

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference The issuer's revenues for its most recent year were $1,450,466.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as reported on the Over-The-Counter Bulletin Board on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,251,250.

At March 14, 2008 there were 14,721,150 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	34

SIGNATURES		36

i

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007. AS USED HEREIN, THE "COMPANY," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO BAXL HOLDINGS, INC.

ii

PART I

ITEM 1.

BUSINESS

History

We are a Nevada corporation formerly known as Allmarine Consultants Corporation.  On August 29, 2007, we acquired in a reverse merger transaction (the “Merger”) all of the outstanding securities of BAXL Technologies, Inc. and shortly thereafter changed our name to BAXL Holdings, Inc. See “Description of the Reverse Merger” below.  In connection with our acquisition of BAXL Technologies, Inc., in August 2007 we sold in a private offering to accredited investors 5,649,669 shares of our common stock for gross proceeds of approximately $8.5 million (the “August Private Offering”).

Upon completion of the acquisition of BAXL Technologies, Inc., we ceased our prior business and going forward our sole business consisted of the business of BAXL Technologies, Inc.  Accordingly, since our sole business is conducted solely through our wholly owned subsidiary, the following discussion of our business shall reference BAXL Technologies, Inc., which we refer to as “BAXL” or “BAXL Technologies.”

Overview

BAXL Technologies, formerly known as Merlot Communications, Inc., was founded in 1997 and manufactures and markets products incorporating proprietary and, what BAXL believes to be, innovative technology that enables the delivery of wired and wireless broadband applications including Internet access, Video on Demand, VoIP and Video Surveillance over existing telephone wiring.  BAXL believes that the following characteristics of its technologies and products provide it with a competitive advantage in the market and distinguish them from its competitors:

•

BAXL’s technology is designed to work over most types of in-building wiring, with continuous fixed bandwidth and remote power and it is not aware of any other products currently on the market which provide the same capabilities.  BAXL believes its solution is elegant and aesthetically pleasing, easy to install and use and yet powerful enough to fully utilize all the benefits of present day and future broadband applications;

•

BAXL’s Solution enables carriers and application service providers an alternate option to offer broadband services such as High Speed Internet Access (10Mbps), Video on Demand, Voice over IP and Video Surveillance creating opportunities in new markets. BAXL believes it has the only solution that supports all applications concurrently; and

•

BAXL’s reliable and cost effective solution offers property owners the ability to deliver a wide range of broadband services to their clients and guests with minimal disruption.

BAXL believes its technology is unique in the industry which allows it to differentiate itself from its competitors by providing customers with a ‘one stop shop’ for broadband state-of-the-art products and services.

BAXL has formed, and is actively involved in, several alliances to implement its expansion plans, broaden its operations and maximize its sales. BAXL distributes products through carriers and partners like British Telecom to service Multiple Tenant Units (MTUs) and Multiple Dwelling Units (MDUs), healthcare, education and government markets. BAXL believes these types of properties tend to recognize the benefits of this solution, as many customers can be reached with a relatively smaller infrastructure investment.

Technology

BAXL’s Merlot Solution™ includes a transceiver that is specifically designed for in-building wiring, where there are no set standards for wire topologies and cable bundling.

BAXL uses:

•

Simple digital transmission techniques that deliver continuous fixed bandwidth.

•

A low-level signal driver that greatly reduces cross talk problems with non-Telco-standard wiring.

•

A simple digital receiver that makes it relatively immune to adjacent noise.

As compared to Digital Subscriber Line (DSL) Technology

DSL transceivers are designed for the local loop between the central office and the customer premises where there are set standards for wire topologies and cable bundling.

DSL uses:

•

Complex modulation techniques with little control on fixed bandwidth.

•

High level signal drivers that create cross talk on non-standard topologies or bundles found in building environments.

•

Complex and sensitive analog receivers that are susceptible to the noise commonly found in building environments.

Products

BAXL products and technologies enable the delivery of broadband applications including voice, video and data, over existing telephone wiring.  BAXL's products are based upon proprietary technology, called the “Merlot Solution™.”  The Merlot Solution enables customers to deliver High Speed Internet Access, Video on Demand, Voice over IP and Video Surveillance over conventional telephone lines without the use of modems or power outlets.  BAXL believes that the Merlot Solution is even effective under the worst wiring conditions.

BAXL believes its customers like the ease of use of BAXL products. All that is required to install and use BAXL products in a building are; the building’s existing telephone wiring, a few BAXL components in the building’s communications room and a telephone jack. The existing telephone jack is removed, BAXL’s LapJack is installed in its place and users can just plug in to the jack and be instantly connected to the Internet, as well as use the product for other broadband applications.  The illustration below shows how each room or apartment can use BAXL products:

BAXL’s In Building Voice, Video and Data Solution

Hotel Rooms / Apartments / Office Suites

The Merlot Solution utilizes existing wiring to deliver applications including **HSIA, VoIP, VoD and IP Video Surveillance** for a comprehensive and user-friendly broadband experience.

The LapJack with PoE remotely powers devices that enable voice, video and data. It also has the ability to digitize analog voice signals so there is no need to purchase digital phones with VoIP applications.

The Merlot Solution provides 10Mbps of continuous fixed bandwidth.

Satellite
IP Video Surveillance
HSIA
VoD
VoIP
Wireless
High Speed Internet Access
Voice over IP Analog & Digital phones
Uses existing copper telephone wiring with no rewiring needed.
Voice
Internet
Telco Connectivity
Merlot LapJack
VoD Server
Public Network Router/Firewall
PBX
Merlot Chassis with IP Gateway

The Merlot Solution products include:

Merlot Solution - Chassis

The Chassis has a 96-192 unit capacity and combined with the LapJack in-room device, and Universal Services Gateway, forms a complete broadband solution with applications including High Speed Internet Access, VoIP, Video on Demand, IP Video Security & Surveillance.

Merlot Solution - Mini Chassis

The Mini Chassis has a 24-36 unit capacity and is best suited for small or partial installations or distributed areas such as resorts and campus type environments, while still keeping the cost of ownership similar to larger deployments.

Merlot Solution – Multi-Media LapJack

BAXL believes the LapJack is the only device on the market today that combines continuous fixed speed (10Mbps), remote power and digitizes analog voice signals over existing single pair telephone wiring.

LapJack Key Features include:

•

Standard Ethernet connections

•

Runs over single pair voice grade wiring up to 1,000 feet

•

Continuous fixed speed of 10Mbps

•

Remotely powered

•

Wall or surface mount

•

Two isolated, auto-sensing Ethernet ports

•

Internet port for HSIA

•

Aux/Data port for Video

•

Cable crossover detection and correction

•

Two phone ports

•

Multi-Media LapJack 1 - voice coder-decoder for single pair applications

•

Multi-Media LapJack 2 - voice pass through for multi pair applications

Merlot Wireless Solution

BAXL and Colubris Networks have co-developed an integrated wired and wireless broadband solution. This solution delivers a rich set of network services to 802.11a/b/g devices, providing what BAXL believes is a convenient method for offering users the highest degree of flexibility and configurability while also offering unprecedented ease of deployment and management.

The Wireless Solution combines the simplicity of a plug and play unit, the security of 128-bit encryption and the ease of a software-free installation to quickly connect users to a network. BAXL believes the Wireless Solution delivers seamless mobility, strong security, minimal operating costs, and offers users the convenience of an unwired connection experience and the peace of mind that their data is safe over the airwaves.

The Wireless Solution supports up to 16 individual independent Virtual Service Communities (VSCs). It also has comprehensive support for Voice over Wireless Local Area Network (VoWLAN), roaming and configurable access points or Dynamic Wireless Distributing Systems (WDS) operating modes.

Merlot Solution - Video on Demand

BAXL believes that its technology integrated with a 3rd party Video on Demand Solution offers a mutually beneficial relationship between a property and its users or residents. Users can perform e-commerce transactions, receive TV-based messages regarding calls or visitors, send and receive e-mail and attachments, as well as print documents to a common business center. All of the transactions occur through a graphical user interface (GUI) on their TV.

The GUI allows users to be up-to-date on all of the current events at the property. As an example for hospitality applications, users can charge Internet services, order food, and movies right from the TV achieving a leap forward form a passive TV entertainment system.

The Video on Demand solution’s GUI allows the property to add its branding and photos to the on-screen information so that the look and information become an integral part of the property services. The scalability of this solution allows the property to add and remove features as the need arises, giving the property, BAXL believes, the flexibility to minimize the total cost of ownership for now and the future.

Merlot Solution - Category 5 (CAT5)

BAXL believes its CAT5 solution utilizing 3rd party switches is powerful and cost effective. It leverages highly reliable hardware with extensive feature sets to support a full suite of broadband data applications. The Category 5 solution supports all IEEE 802.3-compliant devices such as personal computers, routers, and wireless access points, typically deployed in apartments, meeting rooms, conference areas, guest rooms, etc.

The CAT5 Solution provides port-to-port isolation using Virtual Local Area Networks (VLANS) to create a secure environment from all other users. Data Packets receive from any non-trusted source are dropped, creating a secure environment and eliminating extraneous traffic on the system. This solution consists of 3rd party switches, which support 24/48 port IEEE 802.3-compliant Ethernet devices up to 100 meters (328 feet) over CAT5 cabling. Power over Ethernet (PoE) 802.3af compliant models are also available for wireless distribution, Voice over IP (VoIP) and Video on Demand (VoD) applications.

WI-FI Embedded Lapjack

BAXL has developed and is producing what it believes will be an innovative approach to offering wired and wireless broadband delivery by integrating its wired LapJack with a 3rd party wireless access point. BAXL believes that this integration could improve reliability, security and product aesthetics while reducing the overall cost of deploying a wired solution with a separate wireless overlay.  BAXL contemplates that this potential new member of the Merlot Solution family of LapJacks would support both wired and wireless services, while maintaining support for HSIA, VOIP and VOD applications.

Application/Opportunity:

•

Creates a cost-effective, single-vendor, combined wired and wireless solution for properties requiring both access types.

•

Opportunity to “own the customer”, simplify installations, undercut pricing of stand-alone WiFi competitors, expand addressable market, and organically enhance margins.

Research and Development

During the 2 year period before the Merger, due to lack of capital, BAXL was not able to sufficiently fund research and development. BAXL intends to use a portion of the net proceeds of the August Private Offering (assuming sufficient funds remain available for such purpose) to engage in research and development to advance its products to achieve multiple broadband applications.

Potential Future Products/Features

Below is a description of the some of the new products that BAXL will be attempting to develop.  No assurance can be given as to when, if ever, such products will be developed or, if developed, whether such products will be available to the market.  In addition, no assurances can be given that if such products are developed and introduced to the market, that such products will generate future revenues.

1. Power Over Ethernet (PoE) LapJack

BAXL intends to develop a process of combining its LapJack solution with industry standard Power over Ethernet (PoE). PoE technology allows any system to transmit electrical power, along with data, to remote devices over standard twisted-pair cable in an Ethernet network. PoE technology is useful for powering digital telephones, wireless access points, video surveillance, etc., where it would be inconvenient or infeasible to supply power separately. BAXL’s PoE LapJack’s anticipated wattage and distance is 7 – 9 watts at 1000 feet and 15.4 watts at 750 feet.

Application/Opportunity:

•

Creates a cost-effective solution for properties seeking to deploy PoE-driven peripherals.

•

Opportunity to enhance BAXL’s differentiation with DSL, WiFi and WiMax, undercut potential competitive advantage of Broadband-over-Power Line (“BPL”), and maintain advantage over CAT 5E retrofit in PoE-required installations.

2. High Speed LapJack Solution

In an effort to create a cost-effective solution for advanced IP-based peripherals and applications. BAXL is developing a LapJack with speeds in excess of 50 Megabits per second that also maintains remote power capabilities, as well as its fixed bandwidth configurations.

BAXL may continue to use its technology to increase the bandwidth speed, as well as review new and future DSL technology. BAXL currently intends to have this solution available in all LapJack versions.

Application/Opportunity

•

Creates a cost-effective solution for advanced IP-based peripherals and applications

•

Opportunity to further establish bandwidth as a positive differentiator to DSL and 802.11b WiFi

3. Ethernet Switch (ES-24) Card Upgrade

BAXL believes that one of the benefits of using its technology is the ability to provide broadband application over any type of older sub-Category 5 wiring. However, in many properties there are multiple types of wiring. This may occur if a new building or wing is added to an older property.  BAXL is working on developing an Ethernet switch card that will allow for broadband applications over newer Category 5 or 6e wiring environments as well as older sub-Category 5 wiring in order to provide properties with both types of wiring with a single vendor solution.

Application/Opportunity

•

Creates a cost-effective, single vendor solution for both in-building distribution infrastructure and Internet access router/switch platform.

•

Reduces price points and costs (versus 3rd party switch), and increases revenue opportunities and improves margins.

Sales, Marketing, Distribution

BAXL markets and distributes its products directly through its own in house sales force (which currently consists of 8 full time persons) and through resellers and distributors. Since its inception, BAXL has directly sold and serviced its proprietary solution to properties worldwide. Through such direct selling and servicing, BAXL has realized the benefit of receiving primary feedback and first hand knowledge of end user acceptance for feature functionality and price performance. BAXL has attempted to use this knowledge to provide the basis for its various reseller and distributor arrangements.

During approximately the past 4 years, BAXL has installed its products in over 180 properties and 30,000 rooms in the hospitality marketplace. BAXL believes that direct and consistent client feedback from customers operating hotels, including customers operating hotels in such chains as Marriott, Hilton and Radisson, has helped, BAXL to hone both its product development efforts and marketing message.

BAXL has used its experience in the hospitality sector to attempt to position itself within the broader marketplace of supplying technical solutions for global service providers, OEMs, system integrators and carriers. In 2006, BAXL worked to develop relationships with the following:

1. British Telecom (BT)

BT is presently marketing and selling BAXL technology into their hospitality, local business enterprise and convergent technology divisions.

2. Nortel Networks

Nortel Networks’ hospitality division has added BAXL Technologies to their Open Developer Program as a means to offer BAXL products as an upgrade path to their legacy PBX customers. By virtue of the added flexibility of the Merlot Solution, BAXL believes that Nortel can also sell secondary and tertiary applications across BAXL’s broadband backbone.

3. RCI Resorts

BAXL has been selected to supply High Speed Internet Access across 1,100 RCI resorts in Europe. RCI has further requested that BAXL supply Wireless overlays and at certain properties Video on Demand in concert with its high speed solution.

In addition to supporting the above global strategic initiatives, BAXL’s business strategy is to engage local resellers and system integrators in Mexico, as well as Central and Eastern Europe where the age of the inside wiring and building architecture best meets BAXL’s building profile.

Competition

The market for products such those developed by BAXL is highly competitive and we face competition from a number of companies, most of which have substantially greater brand name recognition and financial, research and development, production and other resources than we do.  BAXL believes its competition falls into two categories:

•

Low-Tech competition such as rewiring an entire building with an alternative medium of Category 5, Category 6E or coaxial cable.

•

High-Tech competition such as various flavors of Digital Subscriber Lines (DSL); including Asymmetric Digital Subscriber Line (ADSL); Symmetric Digital Subscriber Line (SDSL); High-data-rate DSL (HDSL) and Very high DSL (VDSL), as well as cable modems and wireless.

Based upon BAXL’s past experience marketing its products, BAXL believes that customers view the low-tech option as highly unappealing. The potential costs, inconvenience and disruption resulting from having to re-wire a property create a competitive disadvantage for BAXL’s low-tech competition.

BAXL’s primary high-tech competition is DSL. Given that the telecommunications industry has standardized on this technology, it is typically viewed as the option of first choice to resolve broadband challenges.

BAXL believes that its products offer the following advantages to DSL:

•

Product development specifically focused on inside wiring;

•

High tolerance to wiring noise;

•

Power over Ethernet, providing electrical power for peripheral devices such as wireless access points, set top boxes, etc.;

•

The ability to digitize analog voice signals at the jack level; and

•

Continuous fixed bandwidth speeds of 10Mbps

Customers

Historically, BAXL has marketed and distributed its Merlot Solution ™ into the hospitality marketplace. Through a combination of both direct sales as well as through strategic partnerships, BAXL presently has successfully installed and serviced in excess of 180 customers with over 30,000 rooms globally. BAXL markets its products to hotel owners and operators.  Some of BAXL’s customers own hotels within some of the more notable hotel chains including:

● Marriott	● Ritz Carlton	● Best Western
● Marriott Vacation Clubs	● Ramada	● Westin
● Hilton	● Radisson	● Sheraton

Historically, BAXL has focused its marketing efforts on the hospitality sector, and has found that the hospitality marketplace has been very receptive to Merlot Solution ™.  However, BAXL believes the potential market for its products and technology are not limited to the hospitality market.  BAXL believes the key elements to properties benefiting from using BAXL technology isn’t a specific market but the actual building profile, wiring type and broadband application requirements. More specifically, BAXL believes the profile for using BAXL’s Merlot Solution includes properties or buildings with any or all of the following criteria:

•

A need to offer multiple broadband applications such as High Speed Internet Access, Voice over IP, Video on Demand, Video Surveillance, SmartRoom solutions, to business clients, guests, or tenants

•

Buildings that are 8+ years old

•

Multiple units/apartments/rooms (24+ units)

•

Any condition of existing wiring

•

No budget for rewiring with Category 5 cable

•

No desire for defacing the building

•

Requirement for minimal disruption to clients, guests or tenants

•

No ready access to coaxial cable

•

Requirement for a combination of wired and wireless broadband service with a preference to work with one vendor

•

Lack of existing broadband solution

•

Requirement for a reliable, easy to install, and user friendly broadband solution

As BAXL attempts to expand its marketing presence, one of its goals will be to establish and fortify a position with global service providers, system integrators and carriers as the technology of choice for all backbone and broadband application solutions to all markets. Whether the building in question is part of the healthcare, government, education, housing or multi-tenant industries, BAXL’s technology will prove effective in supporting the end user’s broadband needs.

Manufacturing

BAXL is an Original Equipment Manufacturer (“OEM”) and its manufacturing is based on a production schedule that is driven by both sales orders and sales forecasts. Production is done through contract manufacturers utilizing existing software to generate an MRP (Material Requirement Plan) for all components. BAXL monitors and adjusts the production plan weekly to meet the changing demand. This controls the amount of inventory on hand over a 3 month rolling forecast.

BAXL has entered into agreements with its primary suppliers in order to attempt to ensure that components are available when needed.  The suppliers maintain a predetermined quantity at their location based the ability to replenish the stock levels within lead time.

All other material, sub assemblies, etc., are ordered as required based on various parameters.  All aspects of procurement are conducted on a purchase order basis. Finished goods are shipped from BAXL’s main headquarters located in Bethel, Connecticut.

At present, most stages of manufacturing are done in a sub-contractor’s production facility located in Connecticut. BAXL believes that the current manufacturing facilities are sufficient for their needs for the foreseeable future.  If sales volume requirements increase, BAXL will attempt to identify other contract manufacturers to either replace or supplement the existing ones.

Employees

As of March 14, 2008, we had a total of 31 full time employees. None of our employees are represented by a trade union.

Intellectual Property

BAXL is currently contemplating potential patent applications and intends to attempt to pursue obtaining patents on new products.  BAXL protects its intellectual property and proprietary technology by entering into confidentiality or license agreements with 3rd parties as needed, and by generally limiting access to and distribution of their trade secret technology and proprietary information.  BAXL products utilize technology patented by a third party.  BAXL has entered into a non-exclusive license agreement with such third party pursuant to which BAXL licenses certain technology used in its products in exchange for a lump sum payment of $200,000 payable in eight quarterly installments from October 2006 through July 2008 and a 3% royalty on products sold.  Such royalty payments are capped at a maximum of $1.8 million.

Insurance Matters

BAXL maintains a general business liability policy and other coverage specific to their industry and operations. It also maintains general product liability coverage, and directors and officers liability coverage. BAXL believes that its insurance programs provide adequate coverage for all reasonable risks associated with operating its business.

Government Regulation

BAXL products are subject to the following government regulations.

In North America, BAXL must be in compliance with the Federal Communications Commissions (FCC) Part 15 of Title 47 of the code of Federal Regulations. This code regulates low power, unlicensed devices that could cause interference to the amateur radio service and vice versa.

In the European Union (EU) BAXL’s products are subject to the ElectroMagnetic Compatibility (EMC) directive which governs the electromagnetic emissions of electronic equipment in order to ensure that, in its intended use, such equipment does not disturb radio and telecommunication, as well as seeks to ensure that this equipment is not disturbed by radio emissions normally present used as intended.

Worldwide, Underwriters Laboratories Inc. (UL) is an independent, not-for-profit product safety testing and certification organization. BAXL’s products are in compliance with UL IEC 7609-1 which is the International Standard for Safety of Information Technology Equipment. It encompasses information technology equipment, communication equipment, office appliances, and multi-media equipment for use in the home, office, business, school, computer room and similar ordinary locations.

BAXL’s specific US and foreign regulations include the following:

1) US and Canada Regulations:

•

FCC Part 15 for Emissions

•

UL, CSA 60950-1 with a cTUVus certificate for Product Safety

2) International Regulations:

•

European EMC directive (EN55022, EN55024. EN61000–3-2 & 3-3) for Emissions/Susceptibility, CE Mark

•

IEC 60950-1, full CB report for safety

3) BAXL’s products are also RoHS compliant, per Directive 2002/95/EC of the European Union.

Description of the Reverse Merger

Effective August 29, 2007, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 25, 2007 between us, our wholly owned subsidiary Allmarine Acquisition Corporation (“AAC”) and BAXL Technologies, Inc., AAC merged with and into BAXL Technologies, with BAXL Technologies as the surviving corporation (the “Merger”).

Pursuant to the terms of the Merger Agreement, we issued an aggregate of 7,581,481shares of our restricted common stock to the holders of BAXL securities as follows:

•

2,274,444 shares of our common stock issued in exchange for all issued and outstanding shares of BAXL Technologies, Inc. Series A-1 Preferred Stock, Series B-1 Preferred Stock and common stock.

•

5,307,037 shares of our common stock and warrants to purchase 796,055 shares of our common stock issued upon conversion of BAXL Technologies, Inc. 12% Convertible Notes.

•

Warrants to purchase 320,500 shares of our common stock issued to holders of BAXL Technologies non-convertible subordinated notes.

The shares of common stock issued in connection with the Merger were issued in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

BAXL Warrants and Options Conversion

Pursuant to the terms of the Merger Agreement, all outstanding warrants to purchase BAXL Technologies common stock converted into warrants to purchase up to approximately 450,000 shares of our common stock and all outstanding options to acquire BAXL Technologies common stock were cancelled.

SUBSEQUENT EVENTS

Subsequent to the period covered by this report, on March 5, 2008, BAXL entered into a Securities Purchase Agreement with Edward H. Arnold, who is one of our directors and a director of BAXL, pursuant to which the BAXL may issue 9% Senior Secured Convertible Notes (the “New Notes”) in an aggregate principal amount of up to $4,000,000 to Mr. Arnold or other investors.  On March 5, 2008, BAXL issued a New Note to Mr. Arnold in the principal amount of $200,000.  Each New Note issued under the Securities Purchase Agreement will mature in August 2008, provided, however, that all amounts outstanding may become immediately due and payable prior thereto upon the occurrence of an event of default (as defined in the New Notes).  Upon maturity, the principal amount of each New Note will either, at the election of the holder, be repaid or convert into shares of the our common stock, at a conversion price that is equal to the lesser of (a) $1.50 and (b) 75% of the price of the shares of our common stock that we issue in private offerings after March 5, 2008. The New Notes constitute senior indebtedness of BAXL and provide that BAXL cannot incur any additional indebtedness (subject to customary exceptions) without the consent of the New Note holders.  Each New Note bears interest at a per annum rate of 9%, except if the principal amount of any New Note is not repaid or converted on the maturity date, in which case interest shall accrue at a per annum rate of 12%.  In addition to receiving New Notes, each investor will receive a warrant to purchase a number of shares of our common stock that is equal to 15% of the principal amount of the New Note purchased by such investor divided by $1.50 (the “Warrants”). The Warrants are exercisable until February 2013 at an exercise price of $1.88 per share.  Accordingly, we issued to Mr. Arnold in connection with his New Note, a Warrant to purchase up to 20,000 shares of our common stock at an exercise price of $1.88.

Pursuant to the terms of the Securities Purchase Agreement, the Subsidiary and each New Note holder will sign a Security Agreement dated March 5, 2008 pursuant to which the Company’s obligations under the New Notes are secured by all of the Subsidiary’s assets.  In addition, the Subsidiary will pay certain commission fees to the placement agent and the Registrant will issue to the placement agent a warrant to purchase a number of shares of Registrant’s Common Stock that is equal to 15% of the maximum number of shares of Registrant’s Common Stock that may be issued upon conversion of the New Notes divided by $1.50 at an exercise price of $1.88 per share.

ITEM 1A.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein before investing in our common stock. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose all of your investment.

Risks related to our business

We have a history of significant losses, and may never achieve profitability.

We have incurred substantial net losses and experienced negative cash flow for each quarter since our inception. As of December 31, 2007 and 2006, we had an accumulated deficit of approximately $57.0 million and $51.4 million, respectively.  We expect to incur losses in the near future. Moreover, we may never achieve profitability and, even if we do, we may not be able to maintain profitability.  We may not be able to generate a sufficient level of revenue to offset our current level of expenses. Moreover, because our expenditures for sales and marketing, research and development, and general and administrative functions are relatively fixed in the short-term, we may be unable to adjust spending in a timely manner to respond to any unanticipated decline in revenue.  We expect to incur substantial operating expenses in order to fund the expansion of our business and intend to use a portion of the net proceeds from our August Private Offering for sales and marketing, research and development, and operating expenses.  As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.  If we are unable to attain profitable operations, we may be forced to curtail and/or abandon our business operations, which would have a material adverse effect on our, business, financial condition and results of operations.

Going concern opinions

Our independent auditors have included a paragraph in their reports for the fiscal years ended December 31, 2007 and 2006 indicating that such financial statements were prepared assuming that we would continue as a going concern.   However, they have indicated that they have substantial doubt about our ability to continue as a going concern.

BAXL Technologies was subject to a third party claim alleging infringement of intellectual property rights.

BAXL Technologies was subject to a claim alleging that certain of its products infringed upon patents held by a third party.  In settlement of the claim, BAXL Technologies entered into a settlement and patent license agreement pursuant to which BAXL Technologies was granted a non-exclusive license to such patented technology in exchange for a lump sum payment of $200,000, payable in eight installments, and royalty payments equal to 3% of the net sales of BAXL Technologies’ products sold.  Such royalty payments are capped at a maximum of $1.8 million.  BAXL Technologies’ license to the technology is non-exclusive, and therefore no assurance can be given that other persons or competitors will not also enter into license agreements to use such technology to manufacture products similar to BAXL Technologies’ products.  In addition, there can be no assurance given that we will not be subject to similar claims in the future and, if so, that we will be able to enter into license agreements to license such technology on terms and conditions acceptable to us.

Potential claims alleging infringement of third party’s intellectual property by us could harm our ability to compete and result in significant expense to us and loss of significant rights.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with its customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us.  If an infringement claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

Commercial acceptance of any technological solution that competes with technology based on communication over copper telephone wire could materially and adversely impact demand for our products, revenue and growth strategy.

The markets for video content processing, transmission and high-speed data access systems and services are characterized by several competing communication technologies, including fiber optic cables, coaxial cables, satellites and other wireless facilities. Many of our products are based on communication over copper telephone wire. Because there are physical limits to the speed and distance over which data can be transmitted over copper wire, our products may not be a viable solution for customers requiring service at performance levels beyond the current limits of copper telephone wire. A portion of our customer base is dependent upon telephone service providers that have a large investment in copper wire technology.  If these customers lose market share to their competitors who use competing technologies that are not as constrained by physical limitations as copper telephone wire, and that are able to provide faster access, greater reliability, increased cost-effectiveness or other advantages, demand for our products will decrease. Moreover, to the extent that our customers choose to install fiber optic cable or other transmission media as part of their infrastructure, or to the extent that home owners and businesses install other transmission media within their homes and buildings, respectively, demand for our products may decline. The occurrence of any one or more of these events would harm demand for our products, which would thereby adversely affect our business, operating results, revenue, financial condition and growth strategy and could cause us to curtail or abandon our current business plan.

If the projected growth in demand for broadband applications such as video on demand services from telephone service providers does not materialize or if our customers find alternative methods of delivering video services, future sales for our video solution will suffer.

Through our wholly owned subsidiary, BAXL Technologies, we manufacture products that enable the delivery of broadband applications including voice, video and data over existing telephone wiring.  One segment of our customer base, telephone service providers, may face competition from cable companies, satellite service providers and wireless companies. For some users, these competing solutions provide fast access, high reliability and cost-effective solutions for delivering data, including video services.  We believe that telephone service providers hoping to maintain their market share in their core business of voice telephony as well as increase their revenue per customer, may attempt to do so by offering their customers more services, including video services and high-speed data services. However, if telephone service providers find alternative ways of maintaining and growing their market share in their core business in ways that do not include offering video services, demand for our line of video products will decrease substantially.  Moreover, if technological advancements are developed that allow telephone service providers to deliver video services without upgrading their current system infrastructure, or to deliver video services on a more cost effective basis than our video services, sales of our video solution will suffer. Alternatively, even if telephone service providers choose our video solution, they may not be successful in marketing video services to their customers, in which case our sales would decrease which would have an adverse affect on our business, revenue, operating results, and financial condition.

We face competition from a number of large and small companies having greater financial, research and development, production and other resources than we do.

We face competition from large and small competitors with longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have.  In addition, to the extent that our current competitors, or new entrants into the markets that we serve, offer better or comparable broadband products at lower prices than we do, our business and results of operations could be adversely affected.  Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics.  If any of our competitors were to successfully commit greater technical, sales, marketing and other resources to the markets we serve, or if they were to reduce prices for their products over a sustained period of time, our ability to successfully sell our products could be adversely affected decrease which would have an adverse affect on our business, revenue, operating results, and financial condition.

See “Business – Competition.”

A significant amount of the net proceeds of the August Private Offering were used to repay outstanding debt of BAXL Technologies, to repurchase shares of our common stock, and to pay costs related to the Merger and the August Private Offering and we may require significant additional capital to support the growth of our business and this capital might not be available.

Out of the proceeds of our August Private Offering, we used $2,283,091 to repay outstanding interest and principal on certain outstanding BAXL Technologies notes; $665,550 was used to redeem shares of our common stock held by MV Equity Partners, Inc.; and $2,391,329 (including $950,000 of M&A fees) was used to pay the expenses and other costs related to the Merger and the August Private Offering.  As a result, we had remaining $3,134,534 of net proceeds from the August Private Offering. As of December 31, 2007 our available cash balances were $855,934. However, if, among other reasons, our revenue and/or expense estimates prove inaccurate, we will be required to raise substantial additional capital.  Such capital might be raised through public or private financings, as well as borrowings and other sources.  There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms.  If we fail to obtain required financing when needed it could result in our having to substantially scale back our operations which would have an adverse effect on our business, revenue, operating results, and financial condition.

If we fail to accurately forecast demand for our products, our revenue, profitability and reputation could be harmed.

In addition to performing assembly, test and system integration in house, we also rely on third-party original equipment manufacturers (OEMs) to assemble, test and package our products.  We also depend on third-party suppliers for the materials and parts that constitute our products.  Our reliance on OEMs and third-party suppliers requires us to accurately forecast the demand for our products and to coordinate our efforts with those of our contract manufacturers, OEMs and suppliers.  We often make significant up-front financial commitments to our OEMs and suppliers in order to procure raw materials and begin assembly of our products.  If we fail to accurately forecast demand or coordinate our efforts with our suppliers, OEMs and contract manufacturers, we may face supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products, which could lead to the loss of existing or potential customers and could thereby result in lost sales and damage to our reputation, which would adversely affect our revenue and profitability. Further, we manufacture products based on forecasts of sales.  If orders for products exceed forecasts, we may have difficulty meeting customers’ orders in a timely manner, which could damage our reputation or result in lost sales.  Conversely, if forecasts exceed the orders actually received and we are unable to cancel future purchase and manufacturing commitments in a timely manner, our inventory levels would increase. This could expose us to losses related to slow moving and obsolete inventory, which would have a material adverse effect on our business, revenue, operating results, and financial condition.

If we fail to develop and introduce new products in response to technological changes in the markets in which we compete, we will not remain competitive.

The markets for broadband transmission and high-speed data access systems are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end-user requirements and evolving industry standards. To remain competitive, we must continually improve the performance, features and reliability of our products.  We cannot assure you that we will be able to respond quickly and effectively to technological change.  We may have only limited time to enter certain markets, and cannot assure you that we will be successful in achieving widespread acceptance of our products before competitors can offer products and services similar or superior to our products.  If we fail to introduce new products that address technological changes or if we experiences delays in product introductions, our ability to compete would be materially adversely affected, thereby harming our business, revenue, operating results, financial condition and growth strategy.

If our third-party OEMs and third-party suppliers fail to produce quality products or parts or deliver raw materials in a timely manner, we may not be able to meet our customers’ demands.

We rely upon third party OEM’s, contract manufactures and suppliers to provide us with the components necessary to manufacture our products.  We do not have, and we don’t believe that our contract manufacturers or OEMs have, any guaranteed supply arrangements with suppliers.  If our suppliers fail to provide a sufficient supply of key components, we could experience difficulties in obtaining alternative sources at reasonable prices, if at all, or in altering our product designs so that we may use alternative components. Moreover, if our contract manufacturers or OEMs fail to deliver quality products in a timely manner, such failure would harm our ability to meet our scheduled product deliveries to customers.  Delays and reductions in product shipments could increase our production costs, damage customer relationships and harm our revenue and profitability. In addition, if our contract manufacturers and OEMs fail to perform adequate quality control and testing of their products, we could experience increased production costs for product repair and replacement, and our revenue, profitability and reputation would be harmed. Moreover, defects in products that are not discovered in the quality assurance process could damage customer relationships and result in product returns or product liability claims, each of which could have a material adverse effect on our business, revenue, operating results, financial condition and reputation.

Design defects in our products could harm our reputation, revenue and profitability.

Any defect or deficiency in our products could reduce the functionality, effectiveness or marketability of such products. These defects or deficiencies could cause customers to cancel or delay their orders for products or could render the design of such products obsolete, either of which would reduce our revenue.  In the event of any such defect or deficiency, we would be required to devote substantial financial and other resources for a significant period of time to develop new product designs.  We cannot assure you that we would be successful in addressing any design defects in our products or in developing new product designs in a timely manner, if at all.  Any of these events, individually or in the aggregate, could harm our business, revenue, operating results, financial condition and reputation.

Our business depends on the integrity of our intellectual property rights. If we fail to adequately protect our intellectual property, revenue, profitability, reputation or growth strategy could be adversely affected.

We attempt to protect our intellectual property and proprietary technology by generally entering into confidentiality or license agreements with our employees, consultants, vendors, strategic partners and customers as needed, and by generally limiting access to and distribution of our trade secrets, technology and proprietary information.  We do not currently have any patents, but may seek patent protection in the future.  There can be no assurance that if we apply for patent protection in the future, that patents will be issued with the desired scope, if at all.  In addition, third parties may circumvent or design around our intellectual property rights, may misappropriate our proprietary technology, or may otherwise develop similar, duplicate or superior products.  Further, the intellectual property laws and confidentiality and license agreements that we enter into may not adequately protect our intellectual property rights and effective intellectual property protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

The telecommunications and data communications industries are characterized by the existence of extensive patent portfolios and frequent intellectual property litigation.  Prior to our acquisition of BAXL Technologies, it was the subject of claims that it was infringing third parties’ intellectual property rights, and we may receive such claims in the future.  Any such claims, with or without merit, could be time consuming, result in costly litigation, divert management time and attention and other resources, cause product shipment delays or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.  In addition, any such litigation could result in us having to cease selling or using certain products or services, or to redesign such products or services. Further, we may in the future, initiate claims or litigation against third-parties for infringement of our intellectual property rights or to determine the scope and validity of our intellectual property rights or those of our competitors. Such litigation could result in substantial costs and diversion of resources.  Any of the foregoing could have a material adverse effect upon our business, revenue, operating results, financial condition, reputation and growth strategy.

If we fail to provide our customers with adequate and timely customer support, our relationships with our customers could be damaged, which would harm our business, revenue, operating results, and financial condition.

Our ability to retain customers and to achieve our planned sales growth will depend in part on the quality of our customer support operations.  Customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stages. As our systems and products become more complex, we believe our ability to provide adequate customer support will become increasingly important to our success.  We have limited experience with widespread deployment of our products to a diverse customer base, and cannot assure you that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Failure to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could also have a material adverse effect on our reputation and our relationships with our customers; could prevent us from gaining new customers; and could have a material adverse effect on our business, revenue, operating results, and financial condition and could force us to curtail or abandon our current business plan.

If our products do not comply with complex government regulations, our product sales will suffer.

We and our customers are subject to varying degrees of federal, state and local as well as foreign governmental regulation.  Our products must comply with various regulations and standards defined by the Federal Communications Commission, or FCC. The FCC has issued regulations that set installation and equipment standards for communications systems.  Our products are also required to meet certain safety requirements.  For example, Underwriters Laboratories must certify that certain of our products meet federal safety requirements relating to electrical appliances to be used inside the home. In addition, certain products must be Network Equipment Building Standard certified before our customers may deploy them. Any delay in or failure to obtain these approvals could harm our business, financial condition or results of operations. Outside of the United States, our products are subject to the regulatory requirements of each country in which our products are manufactured or sold. These requirements are likely to vary widely. If we do not obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these regulations apply, which could prevent us from maintaining or growing our revenue or achieving profitability.  In addition, regulation of our customers may adversely impact our business, operating results and financial condition. For example, FCC regulatory policies affecting the availability of data and Internet services and other terms on which telecommunications companies conduct their business may impede our entry into certain markets. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards, generally following extensive investigation of competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers, which in turn may harm our sales of products to these customers.

We rely on the availability of third-party licenses.

Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses will be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition.  Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

Our business may be affected by factors outside of our control.

Our ability to increase sales, and to profitably distribute and sell our products, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition and risks associated with the development and marketing of new products in order to remain competitive.

We are dependent on our key personnel to manage our business effectively.  If we are not able to retain our executive officers and other key employees, our business, financial condition and results of operations could be materially adversely affected.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key employees, including sales, marketing and support personnel who have critical industry experience and relationships.  We have not entered into employment agreements with our executive officers and any of them may terminate his or her employment with us at any time on short notice.  Accordingly, there can be no assurance that these employees will remain associated with us.  The efforts of these persons will be critical to us as we continue to develop our business and technology.  If we were to lose the services one or more of these key employees, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.  Our future business plans may require additional expertise in areas such as wireless broadband applications, the Internet and telecommunications. Such activities may require the addition of new personnel and the development of additional expertise by existing management personnel.  We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations, and there can be no assurance that we will be successful in hiring or retaining qualified personnel.  If we are unable to develop additional expertise or to hire and retain such qualified personnel, it could have a material adverse effect on our, business, financial condition and results of operations.

Certain sales of BAXL Technologies’ securities prior to our acquisition, may have been made in violation of the securities laws of certain States which could give the purchasers of such securities who resided in such states at the time of purchase the right to require BAXL Technologies to repurchase such securities and which may subject BAXL Technologies to enforcement actions by State securities regulators.

Certain sales of BAXL Technologies’ securities prior to our acquisition may have been made in violation of the securities laws of certain States.  These violations could give the purchasers of such securities who resided in such states at the time of purchase the right to require the Company to repurchase such securities and which may subject the Company to enforcement actions by state securities regulators.   The Company has consulted with its legal counsel and has made efforts to obtain waivers from stockholders who may be subject to this potential rescission and has obtained such waivers from several stockholders as part of this ongoing process.  Further, management is not aware of any potential actions for rescission or other regulatory actions, since the transactions first occurred between August 2004 and October 2005.  However, the process of obtaining waivers does not preclude State regulatory enforcement actions in the future.  Management can not currently determine the potential impact of this matter at the time of these financial statements.   In the event that the Company faced regulatory action or was required to repurchase such shares, the cost of such repurchases could result in our having to curtail and/or abandon our business operations, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock; Liquidity Risks

The price of our common stock may fluctuate significantly, which could lead to losses for stockholders.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after the sale of the shares of common stock by the selling stockholders may be higher or lower than the price you have paid, depending on many factors, some of which are beyond our control and may not be related to our operating performance. Any negative change in the public’s perception of the prospects of our company or companies in our market could also depress our stock price, regardless of our actual results. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•

variations in operating results;

•

announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by competitors;

•

recruitment or departure of key personnel;

•

litigation, legislation, regulation or technological developments that adversely affect our business;

•

changes in the estimates of operating results or changes in recommendations by any securities analyst that elect to follow our common stock;

•

market conditions in our industry, the industries of our customers and the economy as a whole;

•

price and volume fluctuations in the overall stock market from time to time;

•

fluctuations in stock market prices and trading volumes of similar companies;

•

general economic conditions and trends;

•

major catastrophic events;

•

sales of large blocks of our common stock;

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

A limited public trading market may cause volatility in the price of our common stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol BXLH. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility.

Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our shareholders could suffer losses or be unable to liquidate their holdings. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swings in price.

We may not be able to achieve secondary trading of our stock in certain states because our common stock is not nationally traded.

Because our common stock is not listed for trading on a national securities exchange, it is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. These regulations cover any primary offering we might attempt and all secondary trading by our stockholders. While we intend to take appropriate steps to register our common stock or qualify for exemptions for our common stock, in all of the states and jurisdictions of the United States, if we fail to do so, the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

Material weaknesses have been identified in our internal control over financial reporting, which could have an adverse effect on our ability to report our results of operations and financial condition accurately and in a timely manner.

Our independent registered accounting firm informed our management that in connection with its audit of the financial statements of BAXL Technologies for its fiscal year ended December 31, 2006, it had identified a number of material weaknesses in its internal control over financial reporting.  For a description of these material weaknesses, please see Item 9A(T) Controls and Procedures in this Form 10-K. Each of the material weaknesses results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  We are in the process of working to remedy the identified material weaknesses. There can be no assurance as to when all of the material weaknesses will be remedied. Until the remedial efforts are completed, management will continue to devote significant time and attention to these efforts, which may be to the detriment of our operations. We will continue to incur expenses associated with the additional procedures and resources required to prepare our consolidated financial statements. Certain of the remedial actions will be ongoing and will result in the incurrence of additional costs even after the material weaknesses are remedied. As a result, our financial condition and results of operations may be negatively affected by the cost of these remediation measures.  In addition, there exists the possibility that in working to remediate such weaknesses, our management may identify other material weaknesses.

We have not completed our assessment of our internal control over financial reporting as of the end of the period covered by this report.

We completed the acquisition of BAXL Technologies on August 29, 2007, and in connection with acquisition, the management of BAXL Technologies became our management.  Since the acquisition was not completed until late in the third quarter of 2007, our management was not able to complete its assessment of our internal control over financial reporting by the end of 2007.  Our management intends to work towards completing its assessment during 2008.  As discussed above and in Item 9A(T) of this report on Form 10-K, certain material weaknesses have been identified in the internal control over financial reporting for our subsidiary, BAXL Technologies and in the course of our assessment of our internal control, our management may identify additional weaknesses.  As a result, we expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our executive officers, directors and principal stockholders control our business and may make decisions that are not in our best interests.

Our officers, directors and principal stockholders, and their affiliates, in the aggregate, beneficially own, as of March 14, 2008, 60.2% of the outstanding shares of our common stock on a fully diluted basis. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in us may be reduced.

We expect to continue to incur product development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may be subject to registration rights. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock.

You may lose your investment in our common stock.

An investment in our common stock involves a high degree of risk.  An investment in our common stock is suitable only for investors who can bear a loss of their entire investment.

We have no intention to pay dividends on our common stock.

For the foreseeable future, we intend to retain any remaining future earnings, if any, to finance our operations and we do not anticipate paying any cash dividends with respect to our common stock.

The issuance of preferred stock may have the effect of preventing a change of control and could dilute the voting power of our common stock and reduce the market price of our common stock.

Our authorized capital stock includes 10,000,000 shares of preferred stock, of which all 10,000,000 shares is blank check preferred stock. Our board of directors is authorized to designate such stock with preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as they deem advisable without shareholder approval. The effect of designating and issuing shares of preferred stock upon the rights of our common stockholders cannot be stated until our board of directors determines the specific rights of such preferred stock. However, the effects might include, among other things, restricting dividends on the common stock, diluting the voting power of the common stock, reducing the market price of the common stock, or impairing the liquidation rights of the common stock, without further action by our shareholders. The designation and issuance of preferred stock could also have the effect of making it more difficult or time consuming for a third party to acquire a majority of our outstanding voting stock or otherwise effect a change of control. Shares of preferred stock may be sold to third parties that indicate that they would support our board of directors in opposing a hostile takeover bid. Our blank check preferred stock is not intended to be an anti-takeover measure, and we are not aware of any present third party plans to gain control of us. Although we may consider issuing preferred stock in the future for purposes of raising additional capital or in connection with acquisition transactions, it currently has no binding agreements or commitments with respect to the issuance of any shares of preferred stock.

Future sales of shares of our common stock pursuant to the exercise of options and warrants may decrease the market price of our common stock.

As of March 14, 2008, we had 14,721,150 shares of common stock outstanding, which does not include 3,270,575 shares issuable upon the exercise of warrants. If any of our stockholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock may be affected by research and reports that industry or financial analysts may in the future publish about us or our business.  We have no control over such analysts.  We are a relatively small company with no significant trading history and as such it is not likely that we will receive widespread, if any, analyst coverage. Furthermore, if one or more of the analysts who in the future elect to cover us downgrades our common stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.

In the event that we fail to timely file any periodic report filings with the SEC, our common stock may be removed from the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”).

Pursuant to OTC Bulletin Board rules relating to the timely filing of required reports with the SEC, any OTC Bulletin Board issuer required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, must be current in its reporting obligations, subject to a 30 day grace period.  Further, any OTC Bulletin Board issuer which fails to file a required annual or quarterly report by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically removed from the OTC Bulletin Board.  In the event an issuer is removed from the OTC Bulletin Board, such issuer would not be eligible to be return to the OTC Bulletin Board for a period of one-year, during which time any subsequent late filing would reset the one-year period of removal.  If we are late in our filings three times in any twenty-four (24) month period and are removed from the OTC Bulletin Board, the market value of our common stock could be reduced significantly and sales of shares of our common stock may be difficult.

The Common Stock may be subject to Penny Stock Rules, which could affect trading.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission.  Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the liquidity of penny stocks.  Our common stock is subject to the penny stock rules, and investors acquiring shares of our common stock may find it difficult to sell their shares of our common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

BAXL’s principal office of approximately 10,874 square feet is located at 6 Berkshire Boulevard, Bethel, Connecticut. Rent is $9,424 and monthly common charges are $2,564. The term of the lease is 2 years and expires on December 1, 2008. There is an additional 6,000 square feet for BAXL growth that we may take at any time as needed. BAXL believes its existing facility is adequate to conduct business for the next year.

ITEM 3.

LEGAL PROCEEDINGS

On or about December 21, 2005, a former employee of BAXL filed a complaint with the Connecticut Commission on Human Rights and Opportunities (CHRO), which was cross filed with the Equal Employment Opportunity Commission, alleging that he was terminated and discriminated against with regard to an offer of severance.  On February 14, 2006, BAXL filed an answer and position statement denying the former employee’s allegations and setting forth its defense.  On May 15, 2006, the CHRO retained the complaint for a full investigation.  We intend to vigorously defend its position and believe the ultimate resolution of this matter will not have a material impact on our financial condition or results of operations.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

Our common stock is trading on the OTC Bulletin Board under the stock symbol “BXLH.” From March 23, 2007 to October 5, 2007, our common stock had traded on the OTC Bulletin Board under the stock symbol “ALMN.”  Prior thereto, from May 2006, when quotations on the OTC Bulletin Board commenced to March 23, 2007, our common stock traded under the symbol “ALMC.”  Our symbol change in March 2007 occurred in connection with our reverse 1 for 10 stock split effected on March 23, 2007.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board.  Based upon information provided by the OTC Bulletin Board, there was little or no trading volume in our common stock until June 2007.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year ending December 31, 2007
Fourth Quarter	$2.50	$1.01
Third Quarter	$2.80	$2.00
Second Quarter	$2.75	$1.01
First Quarter	$5.10	$1.01

Year ending December 31, 2006
Fourth Quarter	$5.10	$5.10
Third Quarter	$5.10	$5.10
Second Quarter	$5.10	$5.10

Number of Stockholders

As of March 14, 2008, there were approximately 288 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,530,000	N/A	2,530,000*
Equity compensation plans not approved by security holders	0	0	0
Total	2,530,000	N/A	2,530,000

* Represents shares issuable under the 2007 Stock Incentive Plan.

2007 Stock Incentive Plan

Immediately prior to our acquisition of BAXL, our board of directors adopted and our stockholders approved, our 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and stock appreciation rights. The number of shares of common stock that may be issued under the 2007 Plan is 2,530,000 shares.

The 2007 Plan is administered by our board of directors, which will select the eligible persons to whom options or stock awards shall be granted, determine the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interpret the provisions of the plan and, subject to certain limitations, may amend the plan. Each option or stock award granted under the plan shall be evidenced by a written agreement between us and the optionee.

Grants may be made to our employees (including officers) and directors and to certain consultants and advisors.

The exercise price for incentive stock options granted under the 2007 Plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory options will be determined by our board of directors. Incentive stock options granted under the 2007 Plan will have a maximum term of ten years, except for grants to 10% stockholders which are subject to a maximum term of five years. The term of nonstatutory stock options will be determined by our board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

ITEM 6.

SELECTED FINANCIAL DATA.

This item is not applicable because the Company is a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual report on form 10-K includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

Our Business

BAXL Technologies Inc. is the sole operating entity of BAXL Holdings Inc.  BAXL Technologies Inc. is a solutions provider enabling the delivery of broadband applications including voice, data and video over existing telephone wiring. BAXL’s principle activities are the manufacture, installation and maintenance of an integrated in building network solution.

Our History

BAXL Technologies Inc. (formerly Merlot Communications) has been in business since 1997.  In August of 2007 we completed a reverse merger transaction the (“Merger”) pursuant to which BAXL Technologies, Inc. merged with and into Allmarine Acquisition Corporation, our wholly owned subsidiary with BAXL Technologies, Inc. as the surviving corporation.  As a result, BAXL Technologies, Inc. became our wholly owned subsidiary and our business became that of BAXL’s.  In connection with the Merger, we changed our name from Allmarine Consultants Corporation, to BAXL Holdings, Inc. and our trading symbol on the OTC Bulletin Board changed from ALMN to BXLH.OB.  In conjunction with the Merger we completed a private offering of our common stock pursuant to which we sold 5,649,669 shares of restricted common stock for gross proceeds of approximately $8.5 million.

We earn revenue by selling our family of products that allows for the delivery of broadband applications over existing wiring in those properties that have sub CAT 5 type wiring. We also maintain help desk services that provide for a recurring revenue stream to those properties that have installed our equipment. We sell directly and through a reseller network primarily to the hospitality market.  BAXL products are sold both domestically and internationally (primarily Europe). During the years ended December 31, 2007 and 2006 approximately 28.9% and 32.8% of our revenues represented revenues from foreign customers.

We have historically experienced operating losses and negative cash flow.  The company expects that these losses and negative cash flows will continue through additional periods. We expect that our business model will lead to increased revenues that will allow for positive cash flows in the future. The company does expect the negative cash flows to continue such that additional funding will be necessary in the next twelve months.

Business Plan

We expect to continue to serve the hospitality market. We plan on expanding our reseller network both domestically and abroad to serve that market as well as other multi-tenant and multi-dwelling buildings. We have introduced a new product in the 1st Quarter of 2008 that combines wireless technology with our current product (wireless lapjack). We continue to work on innovations that will allow for higher speeds through our products to enable a greater breadth of services to the end user. The company will continue to explore mergers and acquisition opportunities.

Results of Operations

(a) Revenue

Revenues from equipment sales and services totaled $1,450,466 for the year ended December 31, 2007 compared to $1,409,005 for the year ended December 31, 2006, an increase of $41,461 or 2.9%. Revenues from customer support services included in equipment sales and services totaled $523,920 for the year ended December 31, 2007 compared to $560,652 for the year ended December 31, 2006 a decrease of $36,732 or 6.6%. The increase in revenues for the year ended December 31, 2007 was due in large part to the inclusion in the first quarter of 2007 of an extraordinarily large equipment sale and an increase in sales activity from our U.K. reseller offset by a decline in our direct domestic sales over the similar period of the prior year. The decrease in revenues from customer support services in the year ended December 31, 2007 was due primarily to the loss of five (5) customers offset by obtaining two (2) new customers. We believe the success in the UK was due to the restructuring of our relationship with the reseller and the result of adding sales people in the second quarter of 2007. The company expects revenues to rise in future periods as we add resellers to our network and introduce our wireless lapjack product late in the fourth quarter of 2007.

(b) Cost of Revenues

Cost of revenues was $997,234 for the year ended December 31, 2007 compared to $1,259,260 for the year ended December 31, 2006, a decrease of $262,026 or 20.8%. The decrease was due in large part to an inventory write off of $258,715 in the third quarter of 2006. The company expects the cost of revenues to increase proportionally to revenue increases until such time as the volume allows for procurement efficiencies.

(c) Operating Expenses

Total operating expenses for the year ended December 31, 2007 were $5,447,550 compared to $4,101,892 for the year ended December 31, 2006, an increase of $1,345,658 or 32.8%.  The increase in the year was primarily due to an increase of $193,510 in engineering and development expenses, $1,018,447 in salaries, wages and related expenses, principally related to increased head count and $439,059 in depreciation and amortization including amortization and write off of debt issue costs.   The Company expects its operating expenses to increase due to the costs of being a public company from both internal compliance and reporting requirements as well as an increase in sales support costs.

(d) Interest Expense

Interest expense for the year ended December 31, 2007 was $583,484 compared to $292,671 for the year ended December 31, 2006, an increase of $290,813 or 94.4%. The increase in interest expense for both the year was due to interest on $1.9 million of bridge notes and $3.5 million of convertible notes that the Company issued between August 2006 and August of 2007.  The convertible notes converted to common stock and the bridge notes were repaid in connection with the Merger and August Private Offering.

(e) Net Loss

Net loss was $5,528,345 for the year ended December 31, 2007 compared to $4,231,448 for the year ended December 31 2006, an increase of $1,296,897 or 30.6%. The increased net loss for the year is primarily due to increased gross profit offset by increased operating expenses and increased interest expense.  The net loss for the next twelve months and beyond is expected to decline as sales increase with lower rates of increase in operating expenses.

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

The Company is also subject to specific factors that may affect its operating results (See Risk Factors elsewhere in this document).

Operating Activities

The net cash used in operating activities was $5,656,358 during the year ended December 31, 2007 compared to $3,455,182 for the year ended December 31, 2006, an increase of $2,201,176 or 63.7%. This increase in net cash used is attributed primarily to an increased net loss from operations of $1,296,897.

Investing Activities

Net cash used by investing activities represented the purchase of equipment and was $11,854 during the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006.

Financing Activities

Net cash provided by financing activities was $5,525,336 for the year ended December 31, 2007 compared to $4,139,958 for the year ended December 31, 2006, an increase of $1,385,378 or 33.5%. This increase was the result of the Company’s August Private Offering in 2007.

Liquidity and Capital Resources

The Company’s current liabilities totaled $1,727,603 at December 31, 2007, and current assets totaled $2,053,597 resulting in working capital of $325,994. Current liabilities consist primarily of trade payables of $580,979 and accrued expenses and other liabilities of 1,146,624. Current assets included a cash balance of $855,934, net accounts receivable of $318,212, inventory of $829,051 and prepaid expenses and other current assets of $50,400.

The Company incurred a net loss of $5,528,345 for the year ended December 31, 2007.  As of December 31, 2007, the Company has an accumulated deficit of $57.0 million.

The above factors raise doubt as to the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to obtain additional financing, generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, and ultimately attain profitability.

If funding is insufficient at any time in the future the Company may be required to reduce the scope of its operations including the marketing of its products and the planned development of new products, which could have a negative impact on the Company’s financial condition. In such a condition the Company may have to curtail operations significantly and/or explore other strategic alternatives including a merger or sale of the Company.  For the above reasons, our auditors have included a going concern paragraph in their report.

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

Contractual Obligations

BAXL leases approximately 10,874 square feet of office space.  The monthly rent is $9,424 and monthly common charges are $2,564. The term of the lease is 2 years and expires on December 1, 2008.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are submitted as a separate section of this Form 10-K commencing on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm in October 2007 from LBB & Associates Ltd., LLP to WithumSmith+Brown, P.C.  Information regarding the change in the independent registered public accounting firm was reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified. Based on that evaluation, management, including the principal executive officer and the principal financial officer, concluded that as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “Commission”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

We have not included in this annual report on Form 10-K management’s report on internal control over financial reporting.  We acknowledge that we are responsible for establishing and maintaining adequate internal control over financial reporting.   We completed the acquisition of BAXL Technologies on August 29, 2007 and as a result of the timing of the acquisition, our management has not had sufficient time to complete its review of the effectiveness of our internal control over financial reporting as of December 31, 2007 pursuant to a recognized framework.  The assessment process is ongoing and will be completed during 2008.  Accordingly, our management determined not to include a report on internal control over financial reporting since such a report would have been based upon an incomplete assessment which could potentially be uninformative and potentially misleading to investors.

Although management has not completed its assessment of our internal control over financial reporting for the year ended December 31, 2007, we have identified certain material weaknesses.   We have not formed an independent audit committee and our board of directors are not independent.  As a result of our independent registered public accounting firm’s auditing procedures, it was noted that there were unrecorded adjustments, and required disclosures were missing from our Form 10-K.  Although corrected, they are an indicator of material weaknesses in our internal controls.  In our 10-QSB filed for the period ended September 30, 2007, we reported that BAXL Technologies was informed by WithumSmith + Brown (“WSB”) our independent registered public accounting firm in connection with the audit of its financial statements for the year ended December, 31 2006 that certain matters were identified involving internal control (“internal control”) that WSB considered to be material weaknesses. The deficiencies related to the following: (1) the person with access to BAXL Technologies’ general ledger also receives the bank statements, performs bank reconciliations, has the ability to cut checks, and makes the bank deposits, (2) in connection with the issuance of long term debt, BAXL Technologies, incurred costs (including legal costs) related to the issuance of such debt, which was not capitalized and amortized over the term of the debt, resulting in an audit adjustment, (3) maintenance of BAXL Technologies’ accounting system is not a seamless process as the components of the system consist of two separate Quickbook files and Microsoft Excel files requiring manual entries to be made between the components, thereby increasing the potential for errors occurring, (4) WSB’s substantive testing of accounts payable revealed differences between the subsidiary ledger and the general ledger account, which, although immaterial, could be the result of manual entries between the components of the accounting system (5) the lack of a formal policy requiring the customer and technician to sign off on the completion of a job, and (6) several instances where BAXL Technologies failed to retain fully executed copies of the underlying agreements.

We are working to address the deficiencies identified by WSB and will implement and test the necessary controls and procedures to remediate the deficiencies in the internal control of BAXL Technologies.  We are also working to complete our review of the effectiveness of our internal control over financial reporting.  Notwithstanding the deficiencies described above, our management believes the consolidated financial statements included in this report fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange

Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

The forgoing notwithstanding, during the most recent fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our current officers and directors, as well as certain information about them are set forth below:

Name	Age	Position(s)
Gus Bottazzi	40	Chief Executive Officer, President, Chairman
Mary Brandon	47	Chief Operating Officer
David Van Rossum	46	Chief Financial Officer, Treasurer
Les Yoho	48	Vice President Engineering
Eric Vold	40	Vice President Global Sales
James Toman	56	Secretary
Edward H. Arnold	68	Director

Gus Bottazzi, Chief Executive Officer, President and Chairman

Gus Bottazzi was appointed our Chief Executive Officer, President and Chairman of our Board of Directors on August 29, 2007.  Prior thereto, since 2005 Mr. Bottazzi has served as the President and CEO of BAXL.  Prior thereto, from 2003 to 2005, Mr. Bottazzi was the President and Chief Executive Officer of Warp Technology Holdings, Inc., where he led the conversion of the legacy business to profitability via global alliances with such technology partners as IBM, Dell and Nortel.  From 2001 to 2003, Mr. Bottazzi was a Global Vice President of Sales at Novell. Mr. Bottazzi has almost two decades of sales, marketing and executive management experience in the telecommunications, software and internet industries. Mr. Bottazzi has also held senior positions at Globix Corporation and WinStar Communications.  Mr. Bottazzi graduated from New York University with a degree in Mathematics and Biochemistry.

Mary Brandon, Chief Operating Officer

Mary Brandon was appointed Chief Operating Officer of Allmarine on August 29, 2007.  Ms. Brandon has served as BAXL’s Chief Operating Officer since October 2006, and prior thereto, from 2004 to 2006 she served as BAXL’s Vice President of Marketing.  From 2000 to 2003, Ms. Brandon was the Vice President of Marketing of VBrick Systems, a video technology company.  Ms. Brandon has over 20 years marketing and operations expertise in both pubic and private enterprises in telecommunications and data communications. From 1999 to 2000, she was the Executive Director of Marketing of DSL.net, a public company that completed an IPO in 1999.  Prior thereto, she spent 20 years at SNET/AT&T in engineering, logistics, operations and marketing.

David Van Rossum, Chief Financial Officer

David Van Rossum was appointed Chief Financial Officer and Treasurer of Allmarine on August 29, 2007.  Mr. Van Rossum has served as BAXL’s Chief Financial Officer since November 2006.  From 2002 to 2006 Mr. Van Rossum worked as a business consultant and prior thereto, from 1983 to 2002 Mr. Van Rossum previously held the position of Vice President and CFO of Tycom Ltd. where he helped lead Tycom’s public offering that generated $2.2 Billion in exchange for approximately 14% of the common shares of Tycom. Mr. Van Rossum has over 20 years of experience in accounting, finance and M&A experience relating to the telecommunications industry. Mr. Van Rossum graduated from the University of New Hampshire with B.S. in Business Administration and received his MBA from Southern New Hampshire University.

Les Yoho, Vice President of Engineering

Les Yoho was appointed Vice President of Engineering of Allmarine on August 29, 2007.  Mr. Yoho has served as BAXL’s Vice President of Engineering since November 2005.  Prior thereto from 2003 to 2005, he was BAXL’s Director of Systems Integration and from 1999 to 2003 he was a Test Engineering Manager.  Mr. Yoho has over 25 years experience in the field of communications specializing in engineering management. Prior to joining BAXL, Mr. Yoho was the project manger for the concurrent engineering department at General DataComm Communication, where he was responsible for developing integrated product diagnostics to accommodate the company’s automated manufacturing process.  He holds an associate degree in electrical engineering from Fairfield University and a bachelor degree in computer science from Western Connecticut State University.

Eric Vold, Senior Vice President of Global Sales

Eric Vold was appointed Vice President of Global Sales of Allmarine on August 29, 2007.  Mr. Vold has served as BAXL’s Vice President of Global Sales since 2006.  From 2004 to 2006, Mr. Vold was the VP Sales of CheckFree Corporation where he was in charge of new business development and helped Fortune 500 Corporations develop and implement electronic billing strategies.  Mr. Vold has over 17 years of sales and leadership experience in the voice, data and software industries. He has held various leadership positions in the software sector at Novell from 2001 - 2004, in the Internet and broadband sector from at Globix Corporation from 2000 – 2001, in the CLEC sector at Teleglobe Communications from 2000 – 2001, at Espire from 1996 – 1998 and Intermedia Communications from 1994-1996. Within these organizations, Mr. Vold was instrumental in developing and implementing comprehensive sales and market strategies. He graduated from Florida State University with a degree in Economics.

James Toman, Secretary

James Toman was appointed Secretary of Allmarine on August 29, 2007.  Mr. Toman has served as BAXL’s Secretary since September 2006 and has served as BAXL’s Vice President of Finance since October 1998.  Mr. Toman has over twenty-five years of experience in finance.  Mr. Toman graduated from the College of Wooster with a B.A. and he has an M.B.A. from Columbia University.

Edward H. Arnold, Director

Mr. Arnold was elected a director of Allmarine on August 29, 2007.  Edward H. Arnold earned a B.A. degree in accounting from Notre Dame University in 1961.  In 1972 he was elected a Director of New Penn Motor Express, Inc., and became President of the Company in 1974.  Mr. Arnold became Chairman, President and CEO of Arnold Industries in 1983.  In 2001 Arnold Industries was sold and Arnold Logistics became an independent/separate entity for which Mr. Arnold remained Owner and CEO.  Mr. Arnold served on the Boards of the American Trucking Association (past VP at Large), Regular Common Carrier Conference (past Chairman of the Board), Middle Atlantic Conference (past Chairman), Trucking Management, Inc., Good Samaritan Hospital (past Chairman), Lebanon Community Library (President of the Board) and Lebanon Valley College (Chairman of the Investment Committee; Member of the Board of Trustees; Executive Committee and Strategic Planning Committee).  He is a past Director of the United Way—Lebanon County, Lebanon County Workshop, Lancaster/Lebanon Boy Scout Council and Lebanon County Chamber of Commerce.  Mr. Arnold received a Doctor of Humane Letters Honorary Degree from Lebanon Valley College in 1987.

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

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Articles of Incorporation.

Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified. If a vacancy on the Board of Directors, including a vacancy resulting from an increase in the number of directors then the shareholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.

Committees of the Board of Directors

Our board of directors has not appointed any committees.

Audit Committee and Code of Ethics.

We have not formally appointed an audit committee, and therefore, our board of directors serves the function of an audit committee. We have not made a determination as to whether any of our directors would qualify as an audit committee financial expert.  We have not yet adopted a code of ethics applicable to our chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management.

Family Relationships

There are no family relationships among our officers or directors.

 Legal Proceedings

Based on our inquiries of all of our officers and directors, we are not aware of any pending or threatened legal proceedings involving any of our officers or directors that would be material to an evaluation of our management.

ITEM 11.

EXECUTIVE COMPENSATION

In August 2007, following the closing of the Merger, the executive officers of BAXL Technologies were appointed as our executive officers.  The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid by us to our Chief Executive Officer (our Principal Executive Officer) and each of our two most highly compensated executive officers (each a "Named Executive Officer") for our fiscal year ended December 31, 2007. The following table also sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid by BAXL Technologies to our Principal Executive Officer and each of Named Executive Officers) for our BAXL Technologies fiscal year ended December 31, 2006.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Total ($)
Gus Bottazzi, President and Chief Executive Officer	2007*	$185,073				$185,073
	2006	$148,697				$148,697
David Van Rossum Chief Financial Officer and Treasurer	2007*	$200,000				$200,000
	2006**	$29,231				$29,231

*includes compensation paid by BAXL Technologies for the period from January 1, 2007 to December 31, 2007.

** includes compensation from November of 2006 the commencement of his employment to December 31, 2006

Employment Agreements

We have not entered into employment agreements with our executive officers.  We may enter into employment agreements with Mr. Bottazzi, Ms. Mary Brandon, Mr. Van Rossum, Mr. Vold and Mr. Yoho.  No assurance can be given when, if ever, such agreements will be entered into or the terms thereof.  We expect that such agreements could include bonuses, severance fees and other material items.

We may also issue to our officers and directors stock options on terms and conditions to be determined by our board of directors or designated committee.

Director Compensation

Mr. Arnold did not receive any separate consideration from the Company other than the compensation they are paid as the Company’s executive officers (if any), for their service on the Board of Directors. However; the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 14, 2008 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner	Amount (1)	Percent of Class
Directors and Named Executive Officers (2):
Gus Bottazzi(3)	0	0%
Edward H. Arnold (4)	2,077,002	13.7%

All directors and named executive officers as a group (5 persons)	2,077,002	13.7%

Other 5% or Greater Beneficial Owners
Wheatley Partners (5) 80 Cuttermill Road Suite 302 Great Neck, NY 11021	2,428,861	16.3%
Wholesale Realtors Supply 509 Spring Avenue Elkins Park, PA 19027	1,350,000	9.2%
Vision Opportunity Fund 20 W 55th Street, 5th Floor New York, NY 10009	1,316,044	8.9%
Mastodon Ventures, Inc.(6)	989,000	6.5%
Daniel Och 11 Dolma Road Scarsdale, NY 10583	825,945	5.6%

(1)

Beneficial ownership is calculated based on 14,721,150 shares of common stock outstanding as of March 1, 2008.  Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this Report on Form 10-K.  The shares of our Common Stock issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)

The address for the directors and named executive officers is c/o BAXL Holdings, Inc., 6 Berkshire Boulevard, Bethel, Connecticut 06801.

(3)

Effective as of the closing of the Merger, Mr. Bottazzi was appointed a director and was appointed our President and Chief Executive Officer.  Mr. Bottazzi is our principal executive officer.

(4)

Effective as of the closing of the Merger, Mr. Arnold was appointed as a director.  Such number of shares includes 798,834 shares and warrants held by the Arnold Venture Fund.

(5)

Represents an aggregate amount of shares of our Common Stock held by 13 separate funds controlled by Wheatley Partners.

(6)

Includes 565,000 shares of common stock issuable upon the exercise of warrants.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to a Stock Purchase Agreement dated as of April 17, 2007 (the “Mastodon SPA”), between us and Mastodon Ventures, Inc., (“Mastodon”), Mastodon acquired from us 1,005,000 shares of our common stock for consideration of $1,050, which as of immediately prior to the initial closing of the August Private Offering and the Merger, equaled approximately 50% of our then total issued and outstanding common stock.  All 1,005,000 shares were held in escrow pending the closing of the Merger and the initial closing of the August Private Offering.  After the initial closing of the August Private Offering, out of such 1,005,000 shares, Mastodon transferred: (i) 229,500 shares to W Capital Partners as partial consideration for a $344,250 principal amount loan that W Capital Partners provided to Mastodon, (ii) 76,500 shares to Bruce Nakfoor as partial consideration for a $114,750 principal amount loan provided to Mastodon, (iii) 25,000 shares to Robert Cannon, (iv) 100,000 shares to APS Financial Corporation, and (v) 150,000 shares to Peter Aman, leaving Mastodon with 424,000 shares of common stock.

Pursuant to the Merger Agreement, we redeemed (the “Redemption”) 510,000 shares of our Common Stock from MV Equity Partners for $665,550 ($1.30 per share) using the net proceeds of the August Private Offering.

Mastodon and MV Equity Partners are affiliated entities and prior to the initial closing of the August Private Offering and the closing of the Merger, they owned, in the aggregate, approximately 75% of our issued and outstanding shares of common stock.  Following the initial closing of the August Private Offering, the Merger, the Redemption and the transfers by Mastodon described above, they own approximately 4.7% of our Common Stock.

On May 24, 2007, Mastodon advanced BAXL Technologies $100,000 in order to allow BAXL Technologies to meet payroll obligations and short term capital needs.  BAXL Technologies repaid the $100,000 on May 31, 2007 out of the proceeds of a sale of 12% Notes in May 2007.

Pursuant to an agreement between BAXL Technologies and Mastodon dated August 25, 2006, as amended May 29, 2007 (the “Mastodon Agreement”), upon the initial closing of the August Private Offering and the Merger, Mastodon received a fee of $950,000 (the “M&A Fee”) and five (5) year warrants to purchase up to an aggregate of 565,000 shares of our Common Stock at an exercise price of $1.88 per share for consulting services related to the Merger.   The M&A Fee was paid to Mastodon out of the net proceeds of the August Private Offering.

Director Independence

The Company’s common stock is quoted on the OTC Bulletin Board.  The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange.  As of December 31, 2007, the board of directors determined that none of the directors were independent based on such criteria.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006, for professional services rendered by the Company's principal accountants, WithumSmith +Brown for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $65,000 and $38,324, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1)

Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this report.

(2)

Financial Statement Schedules

There are no financial statement schedules included in this annual report.

(3)  The exhibits listed below are filed as part of this annual report.

Exhibit Number	Exhibit Description
3.1	Composite Articles of Incorporation inclusive of all amendments through September 24, 2007 (1)
3.2	By-Laws (2)
4.1	Form of Warrant issued in the August Private Offering
10.1	Stock Purchase Agreement dated April 17, 2007, between Mastodon Ventures, Inc. and Allmarine Consultants Corporation (3)
10.2	First Amendment to Stock Purchase Agreement dated April 17, 2007, between Mastodon Ventures, Inc. and Allmarine Consultants Corporation (4)
10.3	Stock Purchase Agreement, dated as of April 17, 2007 between MV Equity Partners, Michael Chavez, David Loev and Arthur Stone (3)
10.4	First Amendment to Stock Purchase Agreement, dated as of April 17, 2007 between MV Equity Partners, Michael Chavez, David Loev and Arthur Stone (4)
10.5

Agreement and Plan of Merger, dated as of May 25, 2007 by and between Allmarine, Allmarine Acquisition Corporation and BAXL Technologies, Inc. (Nonmaterial schedules and exhibits identified in the Agreement and Plan of Merger have been omitted pursuant to Item 601b.2 of Regulation S-B. Allmarine Consultants Corporation agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.) (5)

10.6	Form of Registration Rights Agreement (6)
10.7	2007 Stock Incentive Plan + (6)
21.1	Subsidiaries of the Registrant
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

(1)	Filed as an exhibit to our Form 10-QSB filed on November 11, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our Form SB-2 Registration Statement, filed on December 20, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on April 23, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed on August 27, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our current report on Form 8-K, filed on March 22, 2007 and incorporated herein by reference.
Filed as an exhibit to our amended Form SB-2 Registration Statement, filed on March 1, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to our current report on Form 8-K, filed on May 29, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our current report on Form 8-K, filed on September 5, 2007 and incorporated herein by reference.

 + Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2008

BAXL HOLDINGS, INC.

By:	/s/ Gus Bottazzi
Gus Bottazzi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gus Bottazzi	President, Chief Executive Officer and	March 28, 2008
Gus Bottazzi	Director (principal executive officer)

/s/ David Van Rossum	Chief Financial Officer (principal	March 28, 2008
David Van Rossum	financial and accounting officer)

/s/ Edward H. Arnold	Director	March 28, 2008
Edward H. Arnold,

BAXL Holdings, Inc.

(Formerly Merlot Communications, Inc.)

Table of Contents

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

BAXL Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of BAXL Holdings, Inc., (the Company), formerly Merlot Communications, Inc., as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAXL Holdings, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and negative operating cash flows and has a stockholders’ deficit of $2,072,560 as of December 31, 2007.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/ WithumSmith+Brown, P.C.
WithumSmith+Brown, P.C.
New Brunswick, NJ

March 27, 2008

BAXL Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$855,934	$998,810
Accounts receivable, net of allowance for doubtful accounts of $17,328 and $83,505, at December 31, 2007 and 2006, respectively	318,212	274,902
Inventory	829,051	519,251
Prepaid expenses and other current assets	50,400	14,687
Total current assets	2,053,597	1,807,650
Property and equipment, net	65,809	71,377
Debt issue costs, net	53,450	309,092
Deposits	33,950	12,707
	$2,206,806	$2,200,826
Liabilities and Stockholders' Deficit
Current liabilities
Convertible notes payable	$-	$3,000,000
Accounts payable	580,979	945,086
Accrued expenses and other current liabilities	985,457	857,767
Deferred revenue	147,435	96,777
Current portion of capital lease obligation	13,732	11,854
Total current liabilities	1,727,603	4,911,484
Capital lease obligations, net of current portion	51,763	65,641
Notes payable	2,500,000	2,500,000

Commitments and Contingencies – Note 11

Stockholders' deficit:
Preferred stock, $.001 par value; 10,000,000 and 266,447,566 shares authorized; 0 and 242,625,052 shares issued at December 31, 2007 and 2006, respectively	-	18,083,494
Common stock, $.001 par value; 100,000,000 shares authorized; 14,721,150 and 39,043 shares issued and outstanding, at December 31, 2007 and 2006, respectively	14,721	39
Additional paid-in capital	54,868,931	28,068,035
Accumulated deficit	(56,956,212)	(51,427,867)
Total stockholders' deficit	(2,072,560)	(5,276,299)
	$2,206,806	$2,200,826

The Notes to Consolidated Financial Statements are an integral part of these statements.

BAXL Holdings, Inc.

Consolidated Statements of Operations

For the years ended

December 31,

	2007	2006
Sales	$1,450,466	$1,409,005
Cost of goods sold	997,234	1,259,260
Gross profit	453,232	149,745
Operating expenses
Engineering and development expenses	1,189,497	995,987
Selling, general and administrative expenses	3,790,241	3,077,152
Depreciation and amortization	467,812	28,753
	5,447,550	4,101,892
Loss from operations	(4,994,318)	(3,952,147)
Other (income) expense
Interest income	(25,307)	(5,406)
Other income	(24,150)	(7,964)
Interest expense	583,484	292,671
	534,027	279,301
Net loss	$(5,528,345)	$(4,231,448)
Net loss per share, basic and diluted	$(1.08)	$(108.38)
Weighted average number of shares outstanding	5,107,387	39,043

The Notes to Consolidated Financial Statements are an integral part of these statements.

BAXL Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Deficit

For the periods from January 1, 2006 to December 31, 2007

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance January 1, 2006	4,237,628	$4,237	242,625,052	$18,083,494	$28,063,837	$(47,196,419)	$(1,044,851)
Cancellation of common stock of former owners of BAXL common stock	(4,237,628)	(4,237)			4,237
Issuance of common stock to former owners of BAXL common stock	39,043	39			(39)
Adjusted balances as of January 1, 2006 after effect of recapitalization and reverse merger	39,043	39	242,625,052	18,083,494	28,068,035	(47,196,419)	(1,044,851)
Net loss						(4,231,448)	(4,231,448)
Balance December 31, 2006	39,043	39	242,625,052	18,083,494	28,068,035	(51,427,867)	(5,276,299)
Issuance of common stock to former holders of preferred stock of BAXL	2,235,401	2,235	(242,625,052)	(18,083,494)	18,081,259		-
Issuance of common stock to convertible note holders of BAXL	5,307,037	5,307			3,494,693		3,500,000
Issuance of common stock to former Allmarine holders of common stock	2,000,000	2,000			(2,000)		-
Purchase and retirement of common stock	(510,000)	(510)			(665,040)		(665,550)
Issuance of common stock in private placement for cash at $1.50 per share	5,649,669	5,650			8,468,854		8,474,504
Costs of private placement					(2,391,329)		(2,391,329)
Write off of deferred debt issue costs					(185,541)		(185,541)
Net loss						(5,528,345)	(5,528,345)
Balance December 31, 2007	14,721,150	$14,721	-	$-	$54,868,931	$(56,956,212)	$(2,072,560)

The Notes to Financial Statements are an integral part of these statements.

BAXL Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31,

	2007	2006
Net loss	$(5,528,345)	$(4,231,448)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	467,812	28,753
Provision for doubtful accounts	20,268	46,656
Change to inventory obsolescence reserve	-	258,715
Non-cash interest expense	192,150	285,319
Changes in operating assets and liabilities:
Accounts receivable	(63,578)	32,864
Inventory	(309,800)	(54,739)
Prepaid expenses and other current assets	(35,713)	(1,400)
Deposits	(21,243)	(3,756)
Accounts payable	(364,107)	483,486
Accrued expenses and other current liabilities	(64,460)	(136,239)
Deferred revenue	50,658	(163,393)
Net cash used by operating activities	(5,656,358)	(3,455,182)
Cash flows from investing activities
Purchase of equipment	(11,854)	-
Net cash used by investing activities	(11,854)	-
Cash flows from financing activities
Net proceeds from convertible notes	2,405,000	4,470,000
Proceeds of loan from Mastodon	100,000	-
Repayment of loan from Mastodon	(100,000)	-
Repayment of convertible debt	(1,905,000)	-
Proceeds from private placement	8,474,504	-
Costs of private placement	(2,391,329)	-
Purchase and retirement of common stock	(665,550)	-
Principal payments on capital lease obligations	(12,000)	(1,812)
Debt issue costs	(380,289)	(328,230)
Net cash provided by financing activities	5,525,336	4,139,958
Net increase (decrease) in cash and cash equivalents	(142,876)	684,776
Cash and cash equivalents
Beginning of year	998,810	314,034
End of year	$855,934	$998,810

The Notes to Consolidated Financial Statements are an integral part of these statements.

BAXL Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Formation and Operations of the Company

Nature of Operations

Effective August 29, 2007, Allmarine Consultants Corporation, a Nevada Corporation (now known as BAXL Holdings, Inc) (the “Company”) completed a reverse merger transaction in which Allmarine Acquisition Corporation, the Company’s wholly-owned subsidiary merged with and into BAXL Technologies, Inc. (formerly Merlot Communications Inc.), with BAXL Technologies, Inc. as the surviving corporation. Allmarine Consultants Corporation then changed its name to BAXL Holdings, Inc. The Company is in the business of developing, manufacturing, marketing and distributing equipment that enables the use of existing building or campus wiring for high-speed broadband applications such as wired and wireless data and internet access, video on demand, telephone, security and medical image transfer.  We also provide continuous customer support after installation of our products.  The Company’s customers are primarily large hotel chains throughout the world.

Reverse Merger  and Private Placement (“PIPE”)

Effective August 29, 2007, BAXL Technologies, Inc. (“BAXL”) merged with and into Allmarine Acquisition Corporation, the wholly-owned subsidiary of Allmarine Consulting Corporation with BAXL as the surviving corporation.  Accordingly, the reverse merger will be accounted for as a recapitalization in which the assets and liabilities of the Company have been recorded at their historical values, the outstanding common stock and additional paid in capital has been restated to give effect to the shares of common stock issued in connection with the transaction to the stockholders (including preferred stockholders) of BAXL, the stockholders of Allmarine, and the holders of certain BAXL notes payable. In addition, the merged entity raised $6,083,175 ($8,474,504 net of expenses of $2,391,329) in connection with the issuance of common stock in accordance with the terms of the Agreements among the parties. Part of the net proceeds was used to repay $1,905,000 in subordinated convertible notes payable and $378,091 of accrued interest. In addition, $665,550 was used to purchase 510,000 shares of common stock . The remaining net proceeds of $3,134,534 will be used to pay the remaining accrued interest of approximately $8,275 and for general corporate purposes.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements of Form 10K and of the Securities and Exchange Commission (the “Commission”), and include the results of BAXL Holdings, Inc. (the “registrant”, the ‘Company”, “BAXL”, “we”, “us”, or “our”). The accompanying consolidated financial statements represent the accounts of BAXL Holdings, Inc. and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has incurred net losses (including a loss of $5.5 million for the year ended December 31, 2007) and negative operating cash flows since inception, and has a stockholders’ deficit of approximately $2.1 million at December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operating losses and development efforts since inception through the issuance of debt and equity securities. In order to continue development, increase marketing efforts and achieve profitable operations, management anticipates a need to achieve positive operating cash flow or for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities (see reverse merger and private placement above). The Company’s failure to reach positive operating cash flow or to raise additional funds under its plan would unfavorably impact its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

2.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line     method over the estimated useful lives of the assets, generally three to five years. Gains and losses on depreciable assets  retired or sold are recognized in the statement of operations in the year of disposal.  Repairs and maintenance expenditures  are expensed as incurred.

Debt Issue Costs

Debt issue costs represent amounts paid to attorneys and agents in connection with the issuance of long-term debt. These costs have been reported as deferred charges and were amortized over the term of the respective debt. Upon the completion of the Company’s merger and private placement, with the exception of costs related to the remaining $2,500,000 of Notes payable, the balance of net debt issue costs were written off to additional paid-in capital in accordance with Emerging Issue Task Force (EITF) Issue 85-17.

Research and Development Activities

Research and development costs are charged against income as incurred.  Management estimates that these costs approximate $534,000 and $598,000 for the years ended December 31, 2007 and 2006, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company implemented the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) (“SFAS 123 R”), “Share Based Payments,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” for all share-based compensation that was not vested as of December 31, 2005 and any new awards. All options in existence as of that date were vested.  The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  Management monitors the soundness of these institutions and considers the Company’s risk negligible.

The Company may, at times, have a concentration of their customer receivables with a specific customer. At December 31, 2007 three customers accounted for 17 percent and, 16 percent and 10 percent of outstanding receivables, respectively. Also at December 31, 2006 three customers accounted for 35 percent, 15 percent and 13 percent of outstanding receivables. No other single customer accounted for more than 10 percent of outstanding receivables in either period.

During the year ended December 31, 2007 one customer accounted for 25.5 percent of revenues and the Company estimates that no single customer accounted for more than 10 percent of revenues for the year ended December 31, 2006.

Also during the year ended December 31, 2007 and 2006 approximately 28.9 percent and 32.8 percent of the Company’s revenues represented revenues from foreign customers.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Emerging Issues Task Force Abstract 00-21 - Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) for sales arrangements where the Company supplies the product and is also responsible for the installation of those products.  The Company recognizes a portion of the revenue upon shipment of the products, and the second component of the revenue upon installation. When the Company is not responsible for the installation, revenue is recognized upon shipment of the parts. Revenue from maintenance contracts is recognized over the period of the maintenance contract with unrecognized portions reflected as deferred revenue. In general, the Company’s product is sold with a one-year warranty. The Company reserves for returns and warranty costs based on the Company’s historical experience and industry standards.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards No. (“FAS”) 128, “Earnings Per Share.”  Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period.  Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”).  Common equivalent share are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.  Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock options or warrants.  The

Company’s common stock equivalents included warrants exercisable for 3,270,575 and 49,037,159 shares of our common stock at December 31, 2007 and 2006, respectively.  In addition, the Company’s common stock equivalents include 25,408 common stock options as of December 31, 2006.  These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

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

The Company did not recognize any adjustments to their consolidated financial statements as a result of its implementation of FIN 48 as they have determined that they have no unrecognized tax benefits.

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

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

3.           Inventory

Inventory consists of the following at December 31:
	2007	2006
Raw materials	$444,099	$346,724
Finished goods	434,952	222,527
	879,051	569,251
Reserve for obsolete and slow moving inventory	(50,000)	(50,000)
	$829,051	$519,251

During the year ended December 31, 2006, due to a change in the relevant environmental (“RoHS”) laws within the European Union, the Company identified $258,715 of obsolete inventory, which was written off to cost of goods sold.

4.

Property and Equipment

Property and Equipment consists of the following at December 31:
	2007	2006
Computer software	$312,554	$312,554
Tooling and test equipment	354,366	354,366
Furniture and fixtures	195,125	183,271
	862,045	850,191
Less: Accumulated depreciation	(796,236)	(778,814)
Property and equipment - net	$65,809	$71,377

Depreciation and amortization expense included as a charge to operations for the years ended December 31, 2007 and 2006, amounted to $17,422 and $9,615, respectively.

5.

Debt Issue Costs

Amortization of debt issue costs included as a charge to operations for the years ended December 31, 2007 and 2006 amounted to $450,390 and $19,138, respectively. Upon the completion of the Company’s reverse merger and private placement, with the exception of costs related to the remaining $2,500,000 in Notes Payable the balance of net debt issue costs of $185,541 were written off to additional paid-in capital.

6.

Notes Payable

Convertible notes payable consist of the following at December 31:
	2007	2006
Senior Bridge Conversion Notes, interest at 12 percent per annum ("First Restructuring Notes")	$-	$1,500,000
Senior Secured Convertible Promissory Notes, interest at 12 percent per annum ("Second Restructuring Notes")	-	1,500,000
Total convertible notes payable	$-	$3,000,000

During the year ended December 31, 2007, the Company borrowed an additional $1,905,000 as Subordinated Promissory Notes, which such subordination was waived and the notes were repaid in connection with the merger and private placement and $500,000 in Convertible Notes. $3,500,000 of Convertible Notes payable were exchanged for 5,307,037 shares of common stock in connection with the merger and private placement.

7.

Notes Payable and Capital Lease Obligation

Notes payable consist of the following at December 31:
	2007	2006
Amended and Restated Senior Bridge Notes, interest only at 10 percent per annum, secured by all assets of the Company (1) (2)	$2,500,000	$2,500,000

 (1)

$1,030,000 of these notes were issued in 2005 and $1,470,000 were issued in 2006 as Demand Convertible Notes. During August 2006, the notes were amended and restated in substantially the same form with a new maturity date of January 1, 2009.  Related warrants were canceled and the notes are no longer convertible into common stock of the Company.

(2)

One of these notes was issued to the Company’s President in the amount of $60,000. In addition $1,212,500 were issued to a Director (Mr. E. H. Arnold).

	2007	2006
Capital lease obligations consist of the following:
14.7 percent lease for furniture and fixtures due October 1, 2011	$48,532	$57,424
15.3 percent lease for furniture and fixtures due October 1, 2011	16,963	20,071
Total lease obligations	65,495	77,495
Current portion	13,732	11,854
Capital lease obligation, net of current portion	$51,763	$65,641

The annual principal payments to maturity, for notes payable and capital leases at December 31 2007 are as follows:	Notes Payable	Capital Lease Obligations

Year Ending December 31, 2008	$-	$22,541
Year Ending December 31, 2009	2,500,000	22,541
Year Ending December 31, 2010	-	22,541
Year Ending December 31, 2011	-	18,784
	2,500,000	86,407
Less: Imputed interest	-	(20,912)
	$2,500,000	$65,495

A summary of property held under capital leases and included in Note 4, is as follows at December 31, 2007 and 2006, respectively:	2007	2006

Furniture and fixtures	$79,307	$79,307
Less: Accumulated depreciation	23,792	7,930
Property held under capital lease, net	$55,515	$71,377

8             Preferred Stock

	2007	2006
Preferred stock consists of the following at December 31:
Preferred Stock - $.001 per share par value, 10,000,000 shares authorized, 0 shares issued at December 31, 2007 and 2006	$-	$-
Convertible Preferred Stock - Series A-1, $.001 par value, 179,320,767 shares authorized, 168,912,557 shares issued and outstanding at December 31, 2006 (liquidation preference $12,832,952 at December 31, 2006) (A)	-	12,832,952
Convertible Preferred Stock - Series B-1, $.001 par value, 87,126,799 shares authorized, 73,712,501 shares issued and outstanding at December 31, 2006 (liquidation preference $5,250,542 at December 31, 2006) (A)	-	5,250,542
	$-	$18,083,494

(A)  As a result of the reverse merger these shares were converted to common stock and are no longer authorized for issuance.

In connection with the merger and private placement, convertible preferred stock with a carrying amount of $18,083,494 was exchanged for 2,235,401 shares of common stock.

At December 31, 2007, the Company is authorized to issue up to 10,000,000 shares of Preferred Stock with a par value of $.001. In addition, the Company is authorized to issue up to 100,000,000 shares of Common Stock, par value $.001.

Upon the completion of the restructuring described in Note 1, the Company has 14,721,150 shares of common stock outstanding representing 39,043 shares issued to former holders of BAXL common stock, 2,235,401 shares issued to former holders of BAXL preferred stock, 5,307,037 shares issued to former holders of BAXL Convertible notes (having a face amount of $3,500,000), 1,490,000 net shares issued to former holders of Allmarine Consulting Corporation, and 5,649,669 shares issued for cash to new investors.

Warrants

A summary of outstanding warrants is as follows at December 31, 2007:

Description	Shares	Exercise Price	Expiration Date
Common Stock	2,824,177	$1.875	August 29, 2014*
Common Stock	446,398	$7.95	Various dates from April 16, 2009 through October 31, 2012

* or 5 years from the effective date of a registration statement whichever is later.

9.

Stock-Based Compensation

The Company has adopted the BAXL Holdings, Inc. Incentive Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards. The number of shares of our common stock that are reserved for issuance is 2,530,000 shares. There have been no grants through December 31, 2007.

A summary of stock option activity under the BAXL Technologies, Inc. Plan and the Directors’ Plan is as follows (these plans are no longer effective):

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 2006	32,552	11.30
Cancelled	(7,144)
Outstanding at December 31, 2006	25,408	$10.86
Granted	-
Exercised	-
Canceled	(25,408)
Outstanding at December 31, 2007	-

Certain disclosures required by SFAS 123R have been omitted from these financial statements due to their insignificant nature.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes option pricing model to measure the fair value of options granted to employees.

10.

Income Taxes

The Company has federal net operating loss carryforwards available to offset future taxable income of approximately $48,500,000 at December 31, 2007, which expire in 2017 through 2026, and state net operating loss carryforwards of approximately $48,500,000, at December 31, 2007, which expire in 2007 through 2013. These loss carryforwards are subject to limitation in future years due to certain ownership changes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred taxes as of December 31, 2007 are as follows:

	2007	2006
Deferred tax assets:
Future benefit of net operating loss carryforwards	$19,000,000	$17,000,000
Research and development tax credits	380,000	380,000
Depreciation	15,000	13,000
Other	70,000	66,000
Total deferred tax assets	19,465,000	17,459,000
Less: Valuation allowance	(19,465,000)	(17,459,000)
Net deferred income taxes	$-	$-

The Company’s effective tax rate differs from the federal statutory rate principally due to the increase in the valuation allowance on the deferred tax assets and other temporary differences for which no benefit was or has been recorded.

11.

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

BAXL Technologies’ Inc., the prior operating company, issued securities prior to our acquisition, which may have been made in violation of the securities laws of certain States.  These violations could give the purchasers of such securities who resided in such states at the time of purchase the right to require the Company to repurchase such securities and which may subject the Company to enforcement actions by state securities regulators.

The Company has consulted with its legal counsel and has made efforts to obtain waivers from stockholders who may be subject to this potential rescission and has obtained such waivers from several stockholders as part of this ongoing process.  Further, management is not aware of any potential actions for rescission or other regulatory actions, since the transactions first occurred between August 2004 and October 2005.  However, the process of obtaining waivers does not preclude State regulatory enforcement actions in the future.

Management can not currently determine the potential impact of this matter at the time of these financial statements.   In the event that the Company faced regulatory action or was required to repurchase such shares, the cost of such repurchases could result in our having to curtail and/or abandon our business operations, which could have a material adverse effect on our business, financial condition and results of operations.

BAXL leases approximately 10,874 square feet of office space. The monthly rent is $9,424 and monthly common charges are $2,564. The term of the lease is 2 years and it expires on December 1, 2008.

The Company is, from time to time, subject to legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to any pending actions will not materially affect the financial position, results of operations and cash flows of the Company.

12.

Supplemental Disclosure of Cash Flow Information

	2007	2006
Cash paid during the years for:
Interest	$393,842	$1,945
Non-cash financing and investing activities:
Conversion of notes into common stock	$3,500,000	$-
Preferred stock converted into common stock	$18,083,494	$-
Furniture and fixtures acquired through obligations under capital leases	$-	$79,307
Debt issue costs charged to additional paid-in capital in connection with conversion of notes payable to common stock	$185,541	$-

13.

Retirement Plan

The Company has a contributory thrift and savings plan for salaried employees meeting certain service requirements, which qualify under Section 401(k) of the Internal Revenue Service Code.  The Company can make a discretionary matching contribution of employee deferrals into the Plan.  The Company did not make a matching contribution to the Plan for the years ended December 31, 2007 and 2006.

14.

Subsequent Events

Subsequent to December 31, 2007, on March 5, 2008, BAXL entered into a Securities Purchase Agreement with Edward H. Arnold, who is one of our directors and a director of BAXL, pursuant to which the BAXL may issue 9% Senior Secured Convertible Notes (the “New Notes”) in an aggregate principal amount of up to $4,000,000 to Mr. Arnold or other investors.  On March 5, 2008, BAXL issued a New Note to Mr. Arnold in the principal amount of $200,000.  Each New Note issued under the Securities Purchase Agreement will mature in August 2008, provided, however, that all amounts outstanding may become immediately due and payable prior thereto upon the occurrence of an event of default (as defined in the New Notes).  Upon maturity, the principal amount of each New Note will either, at the election of the holder, be repaid or convert into shares of the Company’s common stock, at a conversion price that is equal to the lesser of (a) $1.50 and (b) 75% of the price of the shares of our common stock that we issue in private offerings after March 5, 2008. The New Notes constitute senior indebtedness of BAXL and provide that BAXL cannot incur any additional indebtedness (subject to customary exceptions) without the consent of the New Note holders.  Each New Note bears interest at a per annum rate of 9%, except if the principal amount of any New Note is not repaid or converted on the maturity date, in which case interest shall accrue at a per annum rate of 12%.  In addition to receiving New Notes, each investor will receive a warrant to purchase a number of shares of our common stock that is equal to 15% of the principal amount of the New Note purchased by such investor divided by $1.50 (the “Warrants”). The Warrants are exercisable until February 2013 at an exercise price of $1.88 per share.  Accordingly, we issued to Mr. Arnold in connection with his New Note, a Warrant to purchase up to 20,000 shares of our common stock at an exercise price of $1.88.

Pursuant to the terms of the Securities Purchase Agreement, the Subsidiary and each New Note holder will sign a Security Agreement dated March 5, 2008 pursuant to which the Company’s obligations under the New Notes are secured by all of the Subsidiary’s assets.  In addition, the Subsidiary will pay certain commission fees to the placement agent and the Registrant will issue to the placement agent a warrant to purchase a number of shares of Registrant’s Common Stock that is equal to 15% of the maximum number of shares of Registrant’s Common Stock that may be issued upon conversion of the New Notes divided by $1.50 at an exercise price of $1.88 per share.