Form 10-Q
period 2008-03-31
BAXL Holdings, Inc.
filed 2008-05-15
CIK 1343957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from                      to

Commission File Number 333-130492

———————

BAXL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA	35-2255990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Berkshire Boulevard, Bethel, CT 06801

(Address of principal executive offices) (Zip Code)

(203) 730-1791

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 14, 2008
Common Stock, $.001 par value	14,721,150

Transitional Small Business Disclosure Form (Check one):  Yes ☐   No ☒

BAXL HOLDINGS, INC.

INDEX

PAGE

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

1

Condensed Consolidated Balance Sheets

2

Condensed Consolidated Statements Of Operations

3

Condensed Consolidated Statements Of Cash Flows

4

Notes To Condensed Consolidated Financial Statements

5

Item 2.

Management’s Discussion And Analysis Or Plan Of Operation

14

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

17

Item 4.

Controls And Procedures

17

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1a.

Risk Factors

19

Item 2.

Unregistered Sales Of Equity Secureties And Use Of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission To A Vote Of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits

19

Signatures

20

i

PART I. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

FINANCIAL INFORMATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10Q and Regulation S-X of the Securities and Exchange Commission (the “Commission”), and include the results of BAXL Holdings, Inc. (the “registrant”, the “Company”, “BAXL”, “we”, “us”, or “our”). Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following financial statements. Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended 2008. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2008, and the results of its operations for the three month periods ended March 31, 2008 and 2007. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period. The following unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto.

BAXL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,978	$855,934
Accounts receivable, net of allowance for doubtful accounts of $17,328 at March 31, 2008 and December 31, 2007	433,963	318,212
Inventory	1,503,955	829,051
Prepaid expenses and other current assets	62,793	50,400
Total current assets	2,101,689	2,053,597
Property and equipment, net	74,993	65,809
Debt issue costs, net	48,443	53,450
Deposits	33,950	33,950
	$2,259,075	$2,206,806
Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$2,500,000	$—
9% Convertible notes payable, net of discount	387,540	—
Accounts payable	1,477,572	580,979
Accrued expenses and other current liabilities	1,174,935	985,457
Deferred revenue	196,930	147,435
Current portion of capital lease obligation	13,732	13,732
Total current liabilities	5,750,709	1,727,603
Capital lease obligation, net of current portion	48,517	51,763
Notes payable long-term	—	2,500,000

Commitments and Contingencies – Note 8

Stockholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 shares issued	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 14,721,150 shares issued and outstanding	14,721	14,721
Additional paid-in capital	54,883,883	54,868,931
Accumulated deficit	(58,438,755)	(56,956,212)
Total Stockholders' deficit	(3,540,151)	(2,072,560)
	$2,259,075	$2,206,806

The Notes to Financial Statements are an integral part of these statements.

BAXL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED

	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Sales	$542,847	$388,161
Cost of goods sold	361,587	281,595
Gross profit	181,260	106,566
Operating expenses
Engineering and development expenses	282,922	279,768
Selling, general and administrative expenses	1,282,188	872,304
Depreciation and Amortization	30,296	74,295
	1,595,406	1,226,367
Loss from operations	(1,414,146)	(1,119,801)
Other (income) expense
Interest income	(2,805)	(3,727)
Other expense (income)	3,548	(830)
Interest expense	67,654	169,510
	68,397	164,953
Net loss	$(1,482,543)	$(1,284,754)
Net loss per share, basic and diluted	$(.10)	$(32.91)
Weighted average number of shares outstanding	14,721,150	39,043

The Notes to Financial Statements are an integral part of these statements.

BAXL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED

	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Net loss	$(1,482,543)	$(1,284,754)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	27,804	74,295
Amortization of debt discount	2,492	—
Provision for doubtful accounts	—	(1,920)
Non-cash interest expense	64,794	161,953
Changes in operating assets and liabilities:
Accounts receivable	(115,751)	(115,905)
Inventory	(674,904)	(75,876)
Prepaid expenses and other current assets	(12,393)	(14,039)
Deposits	—	3,757
Accounts payable	896,593	(255)
Accrued expenses and other current liabilities	124,684	(49,721)
Deferred revenue	49,495	26,143
Net cash used by operating activities	(1,119,729)	(1,276,322)
Cash flows from investing activities
Purchase of equipment	(15,269)	(3,756)
Net cash used by investing activities	(15,269)	(3,756)
Cash flows from financing activities
Net proceeds from convertible notes	400,000	500,000
Principal payments on capital lease obligations	(3,246)	(3,515)
Debt issue costs	(16,712)	(111,370)
Net cash provided by financing activities	380,042	385,115
Net decrease in cash and cash equivalents	(754,956)	(894,963)
Cash and cash equivalents
Beginning of period	855,934	998,810
End of period	$100,978	$103,847

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

Reverse Merger and Private Placement (“PIPE”)

Effective August 29, 2007, BAXL Technologies, Inc. (“BAXL”) merged with and into Allmarine Acquisition Corporation, the wholly-owned subsidiary of Allmarine Consulting Corporation with BAXL as the surviving corporation. Accordingly, the reverse merger will be accounted for as a recapitalization in which the assets and liabilities of the Company have been recorded at their historical values, the outstanding common stock and additional paid in capital has been restated to give effect to the shares of common stock issued in connection with the transaction to the stockholders (including preferred stockholders) of BAXL, the stockholders of Allmarine, and the holders of certain BAXL notes payable. In addition, the merged entity raised $6,083,175 ($8,474,504 net of expenses of $2,391,329) in connection with the issuance of common stock in accordance with the terms of the Agreements among the parties. Part of the net proceeds was used to repay $1,905,000 in subordinated notes payable and $378,091 of accrued interest. In addition, $665,550 was used to purchase 510,000 shares of Allmarine stock for Treasury (these shares were retired). The remaining net proceeds of $3,134,534 will be used to pay the remaining accrued interest of approximately $8,275 and for general corporate purposes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10Q and Regulation S-X of the Securities and Exchange Commission (the “Commission”), and include the results of BAXL Holdings, Inc. (the “registrant”, the ‘Company”, “BAXL”, “we”, “us”, or “our”). Accordingly, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements. Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended 2008. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2008, and the results of its operations for the three month periods ended March 31, 2008 and 2007. The consolidated results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period. The following unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto.

The accompanying unaudited condensed consolidated financial statements represent the accounts of BAXL Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

FORMATION AND OPERATIONS OF THE COMPANY (CONTINUED)

Basis of Presentation (continued)

The Company has incurred net losses (including a loss of $1.5 million for the three months ended March 31, 2008) and negative operating cash flows since inception, and has a stockholders’ deficit of approximately $3.5 million at March 31, 2008, which raises substantial doubt about its ability to continue as a going concern. The Company has funded its operating losses and development efforts since inception through the issuance of debt and equity securities. In order to continue development, increase marketing efforts and achieve profitable operations, management anticipates a need to achieve positive operating cash flow or for additional financing. Management’s plans for funding future operations primarily include the sale of debt and equity securities (see restructuring and private placement above). The Company’s failure to reach positive operating cash flow or to raise additional funds under its plan would raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the Company’s inability to realize the carrying value of assets.

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

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

The Company may, at times, have a concentration of their customer receivables with a specific customer. At March 31, 2008 three customers accounted for 19 percent, 13 percent and 11 percent of outstanding receivables, respectively. No other single customer accounted for more than 10 percent of outstanding receivables.

During the three months ended March 31, 2008 three customers accounted for 14%, 13% and 13% of revenues, respectively and during the three months ended March 31, 2007 one customer accounted for 24%.

Also during the three month periods ending March 31, 2008 and 2007 approximately 23% and 24% of the Company’s revenues represented revenues from foreign customers.

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

Earnings Per Share

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards No. (“FAS”) 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus the additional weighted average common equivalent shares during the period. Common equivalent shares result from the assumed exercises of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock (the “treasury stock method”). Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Inherently, stock options and warrants are deemed to be anti-dilutive when the average market price of the common stock during the period exceeds the exercise prices of the stock options or warrants. At March 31, 2008, the Company’s common stock equivalents included warrants exercisable for 3,310,575 shares of our common stock. These common stock equivalents are not included in the diluted EPS calculations because the effect of their inclusion would be anti-dilutive or would decrease the loss per common share.

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2006 the FASB issued SFAS No. 157,”Fair Value Measurements” (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of this pronouncement did not have a material effect on the results of the Company’s results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115," (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The adoption of this pronouncement did not have a material effect on the results of the Company’s results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

DEBT ISSUE COSTS AND DEBT DISCOUNT

Amortization of debt issue costs included as a charge to operations for the three month periods ended March 31, 2008 and 2007 amounted to $21,718, and $70,141, respectively. Amortization of debt discount included as a charge to operations for the three month periods ended March 31, 2008 and 2007 amounted to $2,492 and $0, respectively.

4.

NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes payable consist of the following:

	March 31 2008	December 31, 2007
Amended and Restated Senior Bridge Notes, interest only at 10 percent per annum, secured by all assets of the Company (1)(2)(3)	$2,500,000	$2,500,000

———————

(1)

$1,030,000 of these notes were issued in 2005 and $1,470,000 were issued in 2006 as Demand Convertible Notes. During August 2006, the notes were amended and restated in substantially the same form with a new maturity date of January 1, 2009. Related warrants were canceled and the notes are no longer convertible into common stock of the Company.

(2)

These notes are subordinated to the 9% convertible notes payable.

(3)

One of these notes was issued to the Company’s President in the amount of $60,000. In addition, $1,212,500 were issued to a Director (E. H. Arnold).

Convertible Notes Payable

9% Convertible notes payable, net of discount are as follows:

Principal amount of note	$400,000
Discount	(14,952)
Amortization of discount	2,492
$387,540

On March 5, 2008, BAXL entered into a Securities Purchase Agreement with Edward H. Arnold, who is one of our directors and a director of BAXL, pursuant to which BAXL may issue 9% Senior Secured Convertible Notes (the “New Notes”) in an aggregate principal amount of up to $4,000,000 to Mr. Arnold or other investors. On March 5 and 26th, 2008, BAXL issued two New Notes to Mr. Arnold in the total principal amount of $400,000. Each New Note issued under the Securities Purchase Agreement will mature in August 2008, provided, however, that all amounts outstanding may become immediately due and payable prior thereto upon the occurrence of an event of default (as defined in the New Notes). Upon maturity, the principal amount of each New Note will either, at the election of the holder, be repaid or convert into shares of the Company’s common stock, at a conversion price that is equal to the lesser of (a) $1.50 and (b) 75% of the price of the shares of our common stock that we issue in private offerings after March 5, 2008. The New Notes constitute senior indebtedness of BAXL and provide that BAXL cannot incur any additional indebtedness (subject to customary exceptions) without the consent of the New Note holders. Each New Note bears interest at a per annum rate of 9%, except if the principal amount of any New Note is not repaid or converted on the maturity date, in which case interest shall accrue at a per annum rate of 12%. In addition to receiving New Notes, each investor received a warrant to purchase a number of shares of our common stock that is equal to 15% of the principal amount of the New Note purchased by such investor divided by $1.50 (the “Warrants”). The Warrants are exercisable until February 2013 at an exercise price of $1.88 per share. Accordingly, we issued to Mr. Arnold in connection with his New Note, Warrants to purchase up to 40,000 shares of our common stock at an exercise price of $1.88.

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

Pursuant to the terms of the Securities Purchase Agreement, the Subsidiary and each New Note holder signed a Security Agreement dated March 5, 2008 pursuant to which the Company’s obligations under the New Notes are secured by all of the Subsidiary’s assets. In addition, the Subsidiary will pay certain commission fees to the placement agent and the Registrant will issue to the placement agent, if a placement agent is used, a warrant to purchase a number of shares of Registrant’s Common Stock that is equal to 15% of the maximum number of shares of Registrant’s Common Stock that may be issued upon conversion of the New Notes divided by $1.50 at an exercise price of $1.88 per share.

5.

STOCKHOLDERS’ DEFICIT

Convertible preferred stock with a carrying amount of $18,083,494 was exchanged for 2,235,401 shares of common stock in connection with the private placement on August 29, 2007.

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

Warrants

A summary of outstanding warrants is as follows at March 31, 2008:

Type of Warrant	Shares	Exercise Price	Expiration Date
Common Stock	2,824,177	$1.875	August 29, 2014*
Common Stock	40,000	$1.875	**
Common Stock	446,398	$7.95	Various dates from April 16, 2009 through October 31, 2012

———————

*

or 5 years from the effective date of a registration statement whichever is later.

**

These warrants terminate upon the earliest to occur of the following: (a) February 2013, or (b) the sale, conveyance or disposal of all or substantially all of the Company’s property or business or the Company’s merger with or into or consolidation with any other corporation (other than a wholly-owned subsidiary of the company) or any other transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, provided that this shall not apply to a merger effected exclusively for the purpose of changing the domicile of the Company or to an equity financing in which the Company is the surviving corporation.

6.

STOCK-BASED COMPENSATION

The Company has adopted the BAXL Holdings, Inc. (formerly Allmarine Consulting Corporation) Incentive Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards. The number of shares of our common stock that are reserved for issuance is 2,530,000 shares. There have been no grants through March 31, 2008. There are no options outstanding as of March 31, 2008.

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

INCOME TAXES

The Company has federal net operating loss carryforwards available to offset future taxable income of approximately $49,500,000 at March 31, 2008, which expire in 2018 through 2027, and state net operating loss carryforwards of approximately $49,500,000, at March 31, 2008, which expire in 2008 through 2013. These loss carryforwards are subject to limitation in future years due to certain ownership changes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Future benefit of net operating loss carryforwards	$18,800,000	$19,000,000
Research and development tax credit	380,000	380,000
Depreciation	13,000	15,000
Other	66,000	70,000
Total deferred tax assets	19,259,000	19,465,000
Less: Valuation allowance	(19,259,000)	(19,465,000)
Net deferred income taxes	$—	$—

The Company’s effective tax rate differs from the federal statutory rate principally due to the increase in the valuation allowance on the deferred tax assets and other temporary differences for which no benefit was or has been recorded.

8.

COMMITMENTS AND CONTINGENCIES

On June 15, 2006, the Company entered into a settlement agreement and patent license agreement with the owner of certain patent rights. The agreement provides for payments of $200,000, to be paid in 8 quarterly payments of $25,000 on the first day of each quarter during the period October 1, 2006 through and including July 1, 2008. The agreement also provides for running royalties, payable quarterly, equal to 3 percent of net sales (as defined) beginning on July 1, 2007 and expiring on October 22, 2016, to a maximum of $1,800,000. Under the agreement, the Company may elect to obtain a license for any new products added to its product line. The Company has not, to date, added any new products requiring such license under the agreement.

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

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR THE THREE MONTH PERIODS ENDED MARCH 31,

	2008	2007
Cash paid during the periods for:
Interest	$2,860	$7,557
Noncash financing and investing activities:

Debt discount in connection with issued warrants	$14,952	$—

10.

RETIREMENT PLAN

The Company has a contributory thrift and savings plan for salaried employees meeting certain service requirements, which qualify under Section 401(k) of the Internal Revenue Service Code. The Company can make a discretionary matching contribution of employee deferrals into the Plan. The Company did not make a matching contribution to the Plan for the three-month periods ended March 31, 2008 and 2007.

11.

SUBSEQUENT EVENTS

On April 24, 2008, the Company issued additional New Notes in the amount of $275,000 to Mr. Edward H. Arnold along with warrants to purchase up to 27,500 shares of common stock. Also, on May 2, 2008, the Company issued further New Notes in the amount of $125,000 to another investor along with warrants to purchase up to 12,500 shares of common stock.

Bridge Loan/Non-Binding Letter of Intent

BAXL Technologies, Inc. (the “Subsidiary”), a wholly-owned subsidiary of BAXL Holdings, Inc. (the “Registrant”) entered into a non-binding letter of intent (the “LOI”), with a potential investor (the “Investor”) pursuant to which the Subsidiary and the Investor have agreed to enter into negotiations regarding a proposed acquisition (the “Proposed Acquisition”) by the Investor of the Subsidiary either through a merger or asset acquisition. Pursuant to the LOI, the Subsidiary agreed not to undertake any new acquisition discussions with other parties during the term of the LOI. The LOI is set to expire on or about June 15, 2008.

Pursuant to the LOI, effective May 2, 2008, the Investor made an initial bridge loan (the “Initial Bridge Loan”) to the Registrant of $125,000 in exchange for a 9% Senior Secured Convertible Note of the Subsidiary (the “Note”). The Note is substantially the same as the form of 9% Senior Secured Note filed by the Registrant in its Form 8-K filed on March 10, 2008, except, that the Note’s interest may adjust to 12% per year and its term may be reduced to 30 days, if the Investor makes a second bridge loan to the Registrant. The LOI provides that the investor will make a second bridge loan (the “Second Bridge Loan”) of $125,000, subject to the approval of the Investor’s board of directors and provided that the Registrant has received subordination agreements from its other creditors granting senior secured positions to the Initial and Second Bridge Loans. The Second Bridge Loan will have a term of 30 days and bear interest at the rate of 12% per year. The remaining terms of the Second Bridge Loan have not been determined. In the event the Investor makes the Second Bridge Loan, the interest rate on the First Bridge Loan shall increase to 12% per year and its term shall be reduced to 30 days. In the event that the Registrant and Investor execute a definitive agreement regarding the Proposed Transaction, subject to approval by each of the Registrant’s and the Investor’s board of directors and shareholders, if required, and subject to the Registrant obtaining additional financing, the Investor will make a third bridge loan (the “Third Bridge Loan”) in the amount of $250,000. Funding of the Third Bridge Loan, if any, will automatically extend the maturity dates of the Initial and Second Bridge Loans to the maturity date of the Third Bridge Loan. In the event that the Proposed Transaction is completed, each of the Initial, Second and Third Bridge Loans will be forgiven. There can be no assurance given however, that the Proposed Transaction will be completed or that the Second and Third Bridge Loans will be made by the Investor.

BAXL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.

SUBSEQUENT EVENTS (CONTINUED)

In connection with the first Bridge Loan, the Investor received a warrant to purchase 12,500 shares (as adjusted from time to time pursuant to the provisions of the Warrant) of Registrant’s Common Stock (the “Warrant”). The Warrant is exercisable until April 23, 2013 at an exercise price of $1.88 per share. The Warrant issued to the Investor has substantially the same terms as the form of warrant filed by the Registrant in its Form 8-K filed on March 10, 2008.

Neither the note, the warrant, nor the shares of the Registrant’s common stock issuable upon conversion of the Note or exercise of the Warrant, have been registered under the Securities Act of 1933, as amended (the “Securities Act”), and the foregoing may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The note and the warrant, and the shares of the Registrant’s Common Stock issuable upon conversion of the note or exercise of the warrant, are being offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and the regulations promulgated thereunder.

Restructuring

In connection with a restructuring of the Company, the Company has determined to close down its Subsidiary’s European operations, which included the termination of six employees including 4 direct sales personnel. The shutdown became effective May 1, 2008. The Subsidiary will continue to sell to and support Europe using its network of resellers and its U.S. based employees. As a result of the terminations, the Company incurred a cost of approximately $75,000 in severance payments to the terminated employees.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly report on form 10-Q includes forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

We earn revenue by selling our family of products that allows for the delivery of broadband applications over existing wiring in those properties that have sub CAT 5 type wiring. We also maintain help desk services that provide for a recurring revenue stream to those properties that have installed our equipment. We also sell directly and through a reseller network primarily to the hospitality market. BAXL products are sold both domestically and internationally (primarily Europe). During the three month periods ending March 31, 2008 and 2007 approximately 23% and 24% of our revenues represented revenues from foreign customers.

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

Business Plan

We expect to continue to serve the hospitality market. We plan on expanding our reseller network both domestically and abroad to serve that market as well as other multi-tenant and multi-dwelling buildings. We have introduced a new product in the 1st Quarter of 2008 that combines wireless technology with the wired capability of our Lapjack products (“wireless lapjack”). We continue to work on innovations that will allow for higher speeds through our products to enable a greater breadth of services to the end user. The Company will continue to explore mergers and acquisition opportunities.

Results of Operations

(a)

Revenue

Revenues from equipment sales and services totaled $542,847 for the three month period ended March 31, 2008 compared to $388,161 for the three months ended March 31, 2007, an increase of $154,686 or 39.9%. Revenues from customer support services included in revenue from equipment sales and services totaled $150,099 in the three months ended March 31, 2008 as compared to $112,564 for the three months ended March 31, 2007, a difference of $37,535 or 33.3%. Revenues from sales to foreign entities totaled $126,264 for the three months ended March 31, 2008 as compared to $92,432 for the three months ended March 31, 2007, a difference of $33,832 or 36.6%. Revenues from domestic equipment sales totaled $266,484 as compared to $183,165 for the three months ended March 31, 2007, a difference of $83,319 or 45.5%. The increase in foreign sales for the three month period was due primarily to an increase in sales activity from our U.K. reseller. We believe the success in the UK was due to the restructuring of our relationship with the reseller. The Company’s restructuring (see Note 11) is not expected to have a significant impact on European sales in the future. We believe the increase in US equipment sales is primarily the result of the introduction of our wireless lapjack product late in the fourth quarter of 2007 along with the completion of 2 larger than average installations in the domestic total.

(b)

Cost of Revenues

Cost of revenues was $361,587 for the three month period ended March 31, 2008 compared to $281,595 for the three month period ended March 31, 2007, an increase of $79,992 or 28.4%. The increase in cost of revenues in the three month period ended March 31, 2008 over the three month period ended March 31, 2007 is principally the result of higher domestic and foreign equipment sales. Cost of revenues was 66.6% and 72.5% of revenues for the three month periods ended March 31, 2008 and 2007, respectively. This was primarily due to the beneficial effect of the higher level of customer support services in the three months ended March 31, 2008. The Company expects the cost of revenues to increase proportionally to revenue increases until such time as the volume allows for procurement efficiencies.

(c)

Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $1,595,406 compared to $1,226,367 for the three months ended March 31, 2007, an increase of $369,039 or 30.1%. The increase in the three month period was largely due to higher engineering and development expenses ($3,154) and higher selling, general and administrative expenses ($409,883) offset somewhat by lower depreciation and amortization expenses ($43,998). The increase in selling general and administrative expenses was primarily due to higher payroll and payroll related expense. The Company expects its operating expenses to increase due to the costs of being a public company from both internal compliance and reporting requirements as well as an increase in sales support costs.

(d)

Interest Expense

Interest expense for the three months ended March 31, 2008 was $67,654 compared to $169,510 or the three months ended March 31, 2007, a decrease of $101,856 or 60.1%. . The decrease in interest expense for the three month period was due to primarily to the inclusion of interest on higher levels of debt in the prior year period.

(e)

Net Loss

Net loss was $1,482,543 for the three-month period ended March 31, 2008 compared to $1,284,754 for the three months ended March 31 2007, an increase of $197,789 or 15.4%. The increased net loss for the three-month period is primarily due to increased gross profit and decreased interest expense, offset by increased operating expenses. The net loss for the current year and beyond is expected to decline as sales increase with lower rates of increase in operating expenses.

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

Operating Activities

The net cash used in operating activities was $1,119,729 during the three months ended March 31, 2008 compared to $1,276,322 for the three months ended March 31, 2007, a decrease of $156,593 or 12.3%. This decrease in net cash used in operating activities is attributed primarily to an increase in changes in operating assets and liabilities ($493,620) offset by increased net loss from operations of $197,789.

Investing Activities

Net cash used by investing activities represented the purchase of equipment and was $15,269 during the three months ended March 31, 2008 compared to $3,756 for the three months ended March 31, 2007.

Financing Activities

Net cash provided by financing activities amounted to $380,042 and $385,115 in the three month periods ended March 31, 2008 and 2007, respectively. This principally reflected the proceeds from the issuance of convertible notes and warrants.

Liquidity and Capital Resources

The Company’s current liabilities totaled $5,750,709 at March 31, 2008, and current assets totaled $2,101,689 resulting in negative working capital of $3,649,020. Current liabilities consist primarily notes payable, trade payables of $1,477,572 and accrued expenses and other liabilities of 1,174,935. Current assets included a cash balance of $100,978, net accounts receivable of $433,963, inventory of $1,503,955 and prepaid expenses and other current assets of $62,793.

The Company incurred a net loss of $1,482,543 for the three months ended March 31, 2008. As of March 31, 2008, the Company has an accumulated deficit of $58.4 million.

The above factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

Management has determined that the following policy is considered critical:

The Company recognizes revenue in accordance with the provisions of Emerging Issues Task Force Abstract 00-21 – Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) for sales arrangements where the Company supplies the product and is also responsible for the installation of those products. The Company recognizes a portion of the revenue upon shipment of the products, and the second component of the revenue upon installation. When the Company is not responsible for installation, revenue is recognized upon shipment of the parts. Revenue from maintenance contracts is recognized over the period of the maintenance contract. In general, the Company’s product is sold with a one-year warranty. The Company reserves for returns and warranty costs based on the Company’s historical experience and industry standards.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).

Based on this evaluation, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report on Form 10-QSB, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms. Notwithstanding the deficiencies described below, our management has concluded that the consolidated financial statements included in this Report on Form 10-QSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

The Company reported in its annual report on Form 10-K for the fiscal year ended December 31, 2007, certain deficiencies in its internal control over financial reporting. The Company is continuing the process of remediating such deficiencies and reviewing and formalizing its internal control and procedures over financial reporting. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies, in addition to those previously identified, that will need to be addressed and remediated. The forgoing notwithstanding, there has been no change in the Company's internal control over financial reporting during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On or about December 21, 2005, a former employee filed a complaint with the Connecticut Commission on Human Rights and Opportunities (CHRO), which was cross filed with the Equal Employment Opportunity Commission, alleging that he was terminated and discriminated against with regard to an offer of severance. On February 14, 2006, the Company filed an answer and position statement denying the former employee’s allegations and setting forth its defense. On May 15, 2006, the CHRO retained the complaint for a full investigation. On March 25, 2008, the CHRO issued an order denying the employee’s action. The Company intends to continue to vigorously defend its position and believes the ultimate resolution of this matter will not have a material impact on its financial condition or results of operations.

From time to time we and BAXL may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 1A.

RISK FACTORS

There have been no material changes in the Risk Factors set forth in the Company’s Annual Report on Form10-K for the year ended December 31, 2007.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURETIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2008 that were not previously disclosed in a Form 8-K. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2008 that were not previously disclosed in a Form 8-K.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

SUBMISSION TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXL HOLDINGS, INC.

May 14, 2008	By:	/s/ GUS BOTTAZZI
Gus Bottazzi Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002